Form 10QSB
period 2007-06-30
Deja Foods Inc
filed 2007-10-23
CIK 1314642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-124016

DEJA FOODS, INC.
(Exact name of registrant as specified in its charter)

Nevada	05-0581183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17641 Vanowen Street, Van Nuys, CA	91406
(Address of principal executive offices)	(Zip Code)

(818) 758-6500
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
16501 Ventura Boulevard, Suite 601, Encino, CA 91436

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

 Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 559,028

Deja Foods, Inc.

Form 10-QSB

PART I - FINANCIAL INFORMATION

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form SB-2 previously filed with the Commission on April 5, 2006, and subsequent amendments made thereto.

DEJA FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	June	December 31,
	2006	2005
	(Unaudited)
Current Assets
Cash and cash equivalents	$15,798	$109,718
Accounts receivable, less allowance for bad debts of $76,000	1,322,180	1,353,101
Inventories	1,869,281	4,278,131
Receivable from stockholder	-	167,669
Receivable from employees	26,424	22,057
Prepaid expenses and other	258,954	150,357

Total Current Assets	3,492,637	6,081,033

Property and Equipment, at cost
Furniture and fixtures	9,781	38,080
Office equipment	38,083	127,684
Vehicles	216,347	267,180
Tenant improvements	2,753	7,177
	266,964	440,121
Less accumulated depreciation	(92,317)	(55,367)

Net Property and Equipment	174,647	384,754

Other Assets
Fictitious name, net of accumulated amortization	-	634,675
Goodwill	-	669,097
Customer list, net of accumulated amortization	-	65,083
Deposits and other	36,430	37,582
Investment in affiliated company	-	321,060

Total Other Assets	36,430	1,727,497

Total Assets	$3,703,714	$8,193,284

The accompanying notes are an integral

part of these condensed consolidated statements

DEJA FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June	December 31,
	2006	2005
	(Unaudited)
Current Liabilities
Accounts payable and accrued expenses	$4,110,160	$3,638,508
Notes payable	1,890,132	2,806,515
Loan payable - affiliated company	1,942,013	2,016,882
Current portion of long-term debt	1,476,264	20,014
Current portion of obligation under capital lease	39,037	-

Total Current Liabilities	9,457,606	8,481,919

Long-Term Debt, net of current portion	-	1,414,270

Warrant Liability	1,053,550	-

Stockholders' Deficit
Preferred stock: $.001 par value, 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock: $.001 par value, 10,000,000 shares
authorized, 4,433,333 shares issued and outstanding	4,433	4,433
Additional paid in capital	1,072,680	856,415
Receivable from stockholder	(224,919)	-
Accumulated deficit	(7,659,636)	(2,563,753)

Total Stockholders' Deficit	(6,807,442)	(1,702,905)

Total Liabilities and Stockholders' Deficit	$3,703,714	$8,193,284

The accompanying notes are an integral

part of these condensed consolidated statements

DEJA FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$3,472,258	$2,584,223	$8,165,361	$5,232,587

Cost of sales	3,510,432	2,319,516	7,908,860	4,643,216

Gross Profit (Loss)	(38,174)	264,707	256,501	589,371

Operating Expenses
Depreciation and amortization	32,531	8,356	63,850	16,231
Impairment of long-lived assets	1,934,075	-	1,934,075	-
Selling, general and administrative expenses	1,375,781	726,372	2,604,100	1,310,848

Total Operating Expenses	3,342,387	734,728	4,602,025	1,327,079

Loss From Operations	(3,380,561)	(470,021)	(4,345,524)	(737,708)

Other Income (Expense)
Income from unconsolidated subsidiary	13,522	9,892	22,506	22,263
Interest income	4,959	3,477	8,881	6,949
Other income	(22)	-	123	-
Interest expense	(532,615)	(112,753)	(781,869)	(218,823)

Total Other Expense	(514,156)	(99,384)	(750,359)	(189,612)

Loss Before Provision for Income Taxes	(3,984,717)	(569,405)	(5,095,883)	(927,320)

Provision (Benefit) For Income Taxes	-	(118,274)	-	(223,452)

Net Loss	$(3,984,717)	$(451,131)	$(5,095,883)	$(703,868)

Net Loss Per Basic and
Diluted Share of Common Stock
Weighted Average Number of Common Shares
Outstanding	4,433,333	4,100,000	4,433,333	4,040,676

Net Loss Per Share of Common Stock	$(.90)	$(.11)	$(1.15)	$(.17)

The accompanying notes are an integral

part of these condensed consolidated statements

DEJA FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional
			Paid In	Accumulated
	Shares	Amount	Capital	Deficit

Balance at December 31, 2004	3,829,722	$3,830	$252,133	$(225,135)

Issuance of common stock for cash	258,778	258	258,520	-

Issuance of common stock in
exchange for repayment of debt
of affiliated company	11,500	12	11,488	-

Stock based compensation expense	-	-	1,274	-

Issuance of common stock in connection
with acquisition of subsidiary	333,333	333	333,000	-

Net loss	-	-	-	(2,338,618)

Balance at December 31, 2005	4,433,333	4,433	856,415	(2,563,753)

Compensation expense from issuance
of stock options (unaudited)	-	-	192,357	-

Fair value adjustment of warrants issued in
connection with convertible debentures (unaudited)	-	-	23,908	-

Net loss (unaudited)	-	-	-	(5,095,883)

Balance at June 30, 2006 (unaudited)	4,433,333	$4,433	$$1,072,680	$(7,659,636)

The accompanying notes are an integral

part of these condensed consolidated statements

DEJA FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(5,095,883)	$(703,868)
Adjustments to reconcile net loss to net cash
used by operating activities:
Provision for bad debts	7,528	21,921
Depreciation and amortization	300,636	52,222
Income from unconsolidated subsidiary	(22,506)	-
Stock option mark to market adjustment	2,086	-
Stock based compensation	190,271	-
Deferred taxes	-	(224,502)
Impairment of long-term assets	1,934,074	-
Changes in operating assets and liabilities:
Accounts receivable	23,393	58,321
Inventories	2,408,850	(1,066,016)
Prepaid expenses and other	(140,747)	(55,752)
Accounts payable and accrued expenses	471,652	881,115

Net cash provided (used) by operating activities	79,354	(1,036,559)

Cash Flows from Investing Activities
(Increase) decrease in receivable from stockholder	(57,250)	5,064
Increase in receivable from employees	(4,367)	(642)
Payment of direct costs of M & L acquisition	(10,751)	-
Capital expenditures	(38,798)	(17,413)
(Increase) decrease in deposits	1,152	(8,372)
Distributions from unconsolidated subsidiary	13,190	-

Net cash used by investing activities	(96,824)	(21,363)

Cash Flows from Financing Activities
Bank overdraft	-	(50,322)
Debt issuance costs	(204,636)	-
Net proceeds from notes payable - bank and warrants	2,515,803	190,051
Principal payments on notes payable	(2,378,636)	-
Net proceeds from loan payable - affiliated company	131	687,011
Principal payments on long-term debt	(9,112)	(10,510)
Issuance of common stock	-	258,778

Net cash (used) provided by financing activities	(76,450)	1,075,008

Net Increase (Decrease) in Cash and Cash Equivalents	(93,920)	17,086

Cash and Cash Equivalents, Beginning of period	109,718	713

Cash and Cash Equivalents, End of period	$15,798	$17,799

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:

Interest	$571,309	$287,886

The accompanying notes are an integral

part of these condensed consolidated statements

DEJA FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for repayment of loan
payable-affiliated company	$-	$11,500

Retirement of loan payable-affiliated company through
issuance of convertible debentures	75,000

Fair value adjustment of warrants related to convertible debentures	23,908

Furniture and fixtures acquired in connection with
obligation under capital lease	39,037

The accompanying notes are an integral

part of these condensed consolidated statements

Deja Foods, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of presentation

Deja Foods, Inc. (the "Company") was incorporated in Nevada on August 7, 2003 primarily to distribute food products to retailers, food banks, distributors, and government institutions on a wholesale level. The Company grants credit to its customers in the aforementioned areas of the food industry. These customers are located across several regions of the United States of America. The Company performs periodic credit evaluations of its customers and requires no collateral. The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's SB-2 Registrations statement.  The Company follows the same accounting policies in the preparation of interim reports. The consolidated financial statements include the accounts of Deja Foods, Inc., and its wholly owned subsidiary M & L Wholesale Foods, LLC. All inter company transactions and balances have been eliminated in consolidation.  The preparation of the Company's consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and become profitable. These interim financial statements give effect for the August 14, 2006 filing of a voluntary petition under chapter 11 of the US Bankruptcy Court by the Company.

The results for the six months ended June 30, 2006 are not necessarily indicative of the expected results for the full 2006 fiscal year or any future period.

Note 2 - History and organization of the company

Deja Foods, Inc. (the "Company") was incorporated in Nevada on August 7, 2003 primarily to distribute food products to retailers, food banks, distributors, and government institutions on a wholesale level.  As indicated in Note 10, on August 14, 2006 the registrant and its subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code, filed in the US Bankruptcy Court for the Central District of California, San Fernando Valley Division, bankruptcy case numbers SV 06-11351-KT and SV 06-11352-KT, respectively.  The Company and its subsidiary have been managing their affairs as debtors in possession.

Note 3 - Property and Equipment and other long-lived assets

Property and equipment was written down to estimated recoverable value at June 30, 2006.  Accordingly, included in operating expense in the accompanying statements of operations is $250,992 related to this write down for the period ended June 30, 2006.

Intangible assets, which consisted of fictitious name, goodwill and customer list, were written off in entirety at June 30, 2006.  Accordingly, included in operating expense in the accompanying statements of operations is $1,352,706 related to this write down for the period ended June 30, 2006.

An investment of $330,376 in a related party (Deja Plus High-Yield Fund, LLC) was considered fully impaired and written off as of June, 30, 2006.  Total impairment expense of $1,934,074 has been recognized for the six months ended June 30, 2006.

Depreciation and amortization expenses totaled $63,850 and $16,231 for the six months ended June 30, 2006 and 2005 and $32,531 and $8,356 for the three months ended June 30, 2006 and 2005, respectively.

Deja Foods, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Debt and interest expense

In April 2006, the Company obtained a new revolving line ("the Line") of credit facility allowing the Company to borrow up to $5 million based on 90% of eligible accounts receivable and 60% of eligible inventory. The term of the Line was for three years. The interest rate is 3% per annum above the prime rate. The initial funding was approximately $2.5 million. Proceeds from the initial funding were partially used to retire the existing Notes Payable with the exception of the Demand Note and the Note Payable to former owner of M & L. The initial funding included a $500,000 over advance to be repaid within six months.

The lender also received a common stock purchase warrant entitling it to purchase up to 1,053,550 shares of the Company's common stock for $0.001 per share. In addition, the Company was obligated under a Registration Rights Agreement to file a registration statement with the Securities and Exchange Commission covering the shares of common stock issuable upon exercise of the warrant. The warrant allowed settlement in unregistered shares of the Company's common stock.

The exercise of the warrant by the holder could have been made either by physical settlement (cash), or net settlement (a net number of shares are received based on the excess of the fair market value of the stock over the exercise price) or a combination of the two methods.

The number of shares purchasable and the exercise price were subject to certain adjustments for dilutive transactions and for recapitalizations of the Company's stock.

The warrant has been valued at $1,053,550. Since the Company may be liable for rescission payments in connection with the note and related warrant, a potential for cash settlement exists whereby, at the option of the holder, the warrant would be redeemed by the Company for a payment of cash to the holder. Therefore, in accordance with the provisions of EITF 00-19 the value of the warrant has been reflected as a liability and debt discount on the Company's balance sheet. The debt discount is netted against the related note payable on the balance sheet and is being amortized to interest expense over the term of the note payable using the effective interest method. This valuation was based on expected volatility of 38%, risk-free interest rate of 4.817%, expected dividend yield of 0% and expected term of 6 years

In August 2006, the Company was in default of its senior secured debt.  Accordingly the debt became immediately due and payable.  Prepaid loan fees of $116,071 were charged to expense in the period ended June 30, 2006 as a result of the acceleration of this debt.

Deja Foods, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company defaulted on the two notes payable to the former owner of M & L (one on June 25, 2006 and one on July 10, 2006) because it hadn't made certain required payments. The default provisions of the notes state the entire unpaid note balance and accrued, unpaid interest may be declared immediately due and the interest rate increased to 12% per annum. In July 2006 the Company was declared in default on one of the two notes, with a principal balance of approximately $173,000.  Interest expense in the accompanying statements of operations includes $19,031 for the six-month period ended June 30, 2006 related to these notes.

The Company did not make interest payments due May 1, June 1 or July 1, 2006 on the loan payable to its affiliated company or convertible debenture holders. There is no acceleration feature in either of these obligations for non-payment of interest.

The payment defaults on the notes payable to former owner of M & L, loan payable to affiliated company and convertible debenture holders have caused a technical default on the April 2006 line of credit. Accordingly, the lender had the right to declare the entire principal balance due in full, foreclose on the Company's assets and increase the interest rate by 1.5% per month. However, the lender did not exercise his rights on this payment default.

Note 5 - Stockholders' equity

Stock Split

In November 2004, the Company approved a 3.550972 for one forward stock split of the issued and outstanding common shares. All share information and per share data have been retroactively restated for all periods presented to reflect the stock split.

Common Stock

In January, February and March 2005, 11,500 shares of common stock were issued in exchange for the repayment of affiliated company debt of $11,500. In addition, 258,778 shares were sold in connection with the Company's private placement of its securities for $1.00 per share.

In December 2005, 333,333 shares of common stock were issued as partial payment of the acquisition price of M & L. These shares were valued at $1.00 per share based on the price of shares recently sold by the Company to other unrelated parties.

2005 Stock Option Plan

In January 2005, the Company adopted a stock option plan (the "2005 Stock Option Plan" or the "Plan"), which provides for the grant of both incentive stock options and non-statutory options. A total of 250,000 shares have been reserved for issuance under the 2005 Stock Option Plan.

In January 2006 the Plan was amended to increase the total number of shares reserved for issuance to 350,000. In February and March 2006, the plan was amended again to increase the total to 500,000 and then 1,000,000 shares, respectively.

No options have been issued in accordance with the plan during the six months ended June 30, 2006.

Note 6 - Commitments and contingencies

Lease Arrangements

All leases described below were terminated at the time of filing for Bankruptcy under Chapter 11.

The Company leased its corporate headquarters under a long-term leasing arrangement, which was due to in August 2009.

In November 2005 the Company entered into a lease for office space in New York City. The lease became effective when the space was ready for occupancy in February 2006. The lease was to expire in January 2011.

The Company also leased vehicles and certain office equipment under operating leases that were terminated.

The Company subleased a portion of its headquarters location to a company controlled by a member of the Company's Board of Directors.

Deja Foods, Inc

 Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.  Related Party Transactions

Revolving Credit Agreement

In 2003, a revolving credit agreement for up to $250,000 was entered into between the Company and the Company's President. The agreement calls for interest at 10% per annum payable upon demand. The Company and its President verbally agreed that this agreement will be in effect for advances made from the President to the Company as well as from the Company to its President. Interest expense includes $3,396 for the year ended December 31, 2004 related to this agreement. Interest income includes $13,475 and $1,811 for the years ended December 31, 2005 and 2004, respectively, pursuant to this agreement.  In addition, for the six months ended June 30, 2006 interest income in the amount of $8,727 was accrued.

Loan Agreement

In 2004, the Company's President, David Fox, formed and became Manager of Deja Plus. Deja Plus agreed to provide loans of up to the total available funds of Deja Plus to the Company. The Company agreed to pay a fee to Deja Plus equal to the greater of (i) 12% per annum of the funds available from the Fund to the Company or (ii) 25% of the gross profits from the purchase and resale of food products by the Company generated utilizing the funds from the Fund.

As Fund Manager, Mr. Fox had exclusive control over the business of the Fund. The Manager's duties included dealing with Members; responsibility for tax, accounting and legal matters; performing internal reviews of the Fund's investments and loans; evaluating funds advanced under the agreement with the Company; determining how and when to invest the Fund's capital, and determining the course of action to take if the Fund's loans are in default.

Notwithstanding the above, the Manager could not impair the Fund's ability to carry on or change the nature of the Fund's business. It is stated in the Fund's operating agreement that the primary purpose of the Fund was to fund the bulk purchase of food products of the Company. The Manager may only complete the duties as explicitly stated in the Fund operating agreement.

As part of the agreement it was agreed that the food products purchased by the Company will be funded by Deja Plus if Deja Plus has sufficient cash to fund each purchase. If Deja Plus does not have sufficient cash, the Company can elect to purchase the food products with its own funds or those of third parties. Deja Plus's Private Placement Memorandum states that the only business activity is to fund the inventory purchases of Deja Foods, Inc.

The Company owes Deja Plus $1,942,013 under this agreement at June 30, 2006. This amount is reflected as Loan payable-affiliated company in the accompanying consolidated balance sheet. Interest expense includes $120,322 and $155,096 related to this agreement for the 6 months ended June 30, 2006 and 2005, respectively.

Entities controlled by Larry Kosmont, a member of the Company's board of directors, are holders of $380,000 of the 10% convertible debentures the Company has issued. These entities have also received 218,500 warrants to purchase the Company's common stock for $1.50 per share through November 30, 2007. The debentures are convertible into the Company's common stock at $1 per share through November 30, 2007.

The Company leased its Denver, PA office space from the company owned by the father of the former owner of M & L, and current Deja Foods officer/director, on a one year lease which automatically renews for one year from year to year  This lease has been terminated

Interest expense in the accompanying statements of operations includes $19,000 for the period ended June 30, 2006 related to a convertible debenture (note 4) holder who was an officer of the Company.

10.  Subsequent Events

Voluntary Bankruptcy Petition

Realization of the assets and payment of the liabilities reflected in the accompanying statements of financial position are dependent upon the among other things, management of the Company submitting a plan of reorganization to the Court, the Court approving the Plan and the cooperation of the creditors of the Company.

Deja Foods, Inc

 Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 4, 2007 the registrant appeared in the United States Bankruptcy Court to present combined disclosure statements of Deja Foods, Inc. and M&L Wholesale Foods describing their Chapter 11 plan of reorganization.  This joint reorganization plan under which creditors of the Debtors will receive free trading stock in two reorganized and recapitalized companies in exchange for their debt was approved by the court.  The companies currently have no assets of any appreciable value and creditors would receive nothing in the event of a liquidation of the Debtors.  Under the Plan upon confirmation, the reorganized debtors will acquire intellectual property, operating capital, an operating business and other assets of value.

Convertible Debentures

During the fourth quarter of 2006, holders of $535,000 in convertible debentures, with related warrants for 296,000 shares of common stock, rescinded their debenture agreements.  Consistent with the manner in which the original transaction was recorded, the effect of these recessions will be to reduce the debenture liability with a corresponding increase in the loan payable to Deja Plus High Yield Income Fund, LLC.

The following pro forma balance sheet is presented below in order to show the effect as of June 30, 2006 of the August 14 bankruptcy petition in which the secured lender took possession of the collateral.  This pro forma information is not necessarily indicative of how the actual transaction will be recorded in the third quarter of 2006, nor is it necessarily all inclusive.

Pro Forma Condensed Consolidated Balance Sheet

June 30, 2006

		Pro Forma
	As Reported	Adjustments		Pro Forma
ASSETS

Current Assets	$3,492,637	$(3,191,461)	1, 2	$301,176
Property and Equipment, net	174,647	(19,647)	3	155,000
Other Assets	36,430	-		36,430

Total Assets	$3,703,714	$(3,211,108)		$492,606

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities	$9,457,606	$(3,211,108)	1, 2, 3	$6,246,498
Warrant Liability	1,053,550	-		1,053,550
	10,511,156	(3,211,108)		7,300,048

Stockholders' Deficit	(6,807,442)	-		(6,807,442)
	$3,703,714	$(3,211,108)		$492,606

1: Transfer of receivables to secured lender	1,322,180
2: Transfer inventory to secured lenders	1,869,281
3: Transfer fixed assets to secured lender	19,647

Changes in and Disagreements with Accountants

On August 30, 2006 Mayer Hoffman McCann P.C. resigned as the Company’s principal certifying accountants.  None of the reports of Mayer Hoffman McCann P.C. on the financial statements of the Registrant contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:  Mayer Hoffman McCann P.C.’s report on our financial statements as of and for the year ended December 31, 2005 contained a separate paragraph, stating that:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2,338,618 and $403,726 during the years ended December 31, 2005 and 2004, respectively. The Company also had negative working capital of $2,400,886 as of December 31, 2005. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the Registrant’s two most recent fiscal years and during any subsequent interim periods preceding the date of termination, there were no disagreements with Mayer Hoffman McCann P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Mayer Hoffman McCann P.C. satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no "reportable events" as defined in Item 304 (a)(1)(v) of the Securities and Exchange Commission's Regulation S-K.

As of September 19, 2007, the Registrant has engaged Grobstein, Horwath & Company LLP, 15233 Ventura Boulevard, Sherman Oaks, California 91403-2201, as its independent registered public accounting firm commencing September 19, 2007, for the year ended December 31, 2006.  During the most recent two years through September 19, 2007 (the date of engagement), neither the Registrant nor anyone engaged on its behalf has consulted with Grobstein, Horwath, & Company LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v) of Regulation S-K).

A Form 8-K has been filed with the Commission regarding this matter.

Management's Discussion and Analysis or Plan of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Deja Foods, Inc actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base,  management’s ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,   "believes,"    "expects," "intends,"    "plans,"    "anticipates,"   "estimates"  and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

We are a nationwide food distributor that offers food products in bulk quantities for sale to price sensitive, high volume purchasers such as prisons, mental health facilities and governmental agencies, which we refer to as the "institutional" part of our business. We also sell our food products in bulk directly and through distributors to deep discount food stores ranging from small independent retailers to chain discount stores, such as Dollar Tree, 99 Cents Stores and Big Lots. We refer to our sales to discount food stores as the "retail" part of our business.

Often, we obtain the food products we sell to our institutional and retail customers from manufacturers who contact us regularly when they experience over production, cancelled orders or label changes. These manufacturers regard our distribution systems as an efficient way to liquidate their inventory without using their own sales networks. In overstock situations, these manufacturers are willing to deeply discount their prices to us because our distribution channels do not compete with their customary sales channels. We make these "opportunity" purchases from a number of multinational food manufacturers, including Con Agra, Del Monte, National Frozen Foods and Cool Brands.

We also arrange for "continuity" purchases of food products on a regular and ongoing basis from specific manufacturers which we sell to our retail and institutional customers. Many of our food products, which we obtain regularly from domestic and overseas manufacturers, are manufactured for us under our own "Deja Foods™" label.

From our inception in August 2003 through June 30, 2006 we experienced rapid growth in sales, marketing, development of a system of rented warehouse capacity and distribution channels situated strategically for geographic coverage, and we created a corporate infrastructure. We believed the need to build a corporate structure to ensure adequate personnel to perform the accounting, sales and marketing and distribution functions and to establish a warehouse capacity based upon our specific product inventory requirements was critical to our long term success. We also believed our pallet by pallet warehousing methodology would minimize storage costs and financial commitments as we only rent warehouse space at the time of the actual storage requirement. These corporate level efforts, while developing sales growth in our institutional and retail business, severely impacted our operating margins and cash flow and our overall results during 2005 and the six months ended June 30, 2006.

.

The report of our independent registered public accounting firm on our financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net losses and negative working capital. Our continuation as a going concern was dependent upon our ability to generate sufficient cash flow to meet our obligations in a timely manner, to obtain additional financing as needed and become profitable. Our continued existence was dependent upon our ability to achieve our operating plan which included: (1) Strategic moves to place greater emphasis on returning to higher margin business. Specifically ,utilizing capital resources to take advantage of close out opportunities rather than a concentration on the continuity business, (2) full integration of the Deja Foods' food service operations with the sales and distribution operations of M & L Wholesale Foods in the Northeastern part of the United States, thus improving efficiencies in sales, marketing and logistics, (3) continuing to build customer base through improved distribution capabilities, and (4) issuing additional equity or debt securities as appropriate. During the six months ended June 30, 2006 we did not issue any additional securities.

On August 14, 2006, we filed a voluntary bankruptcy petition with the U.S. Bankruptcy Court. Subsequently, on October 4, 2007 we appeared in the United States Bankruptcy Court to present combined disclosure statements of Deja Foods, Inc. and M&L Wholesale Foods describing our Chapter 11 plan of reorganization.  This joint reorganization plan under which creditors of the Debtors will receive free trading stock in two reorganized and recapitalized companies in exchange for their debt was approved by the court. Upon plan confirmation, reorganization debtors will acquire valuable intellectual property (related to Buckaroos Stores and exclusive rights to develop license and/or franchise additional Buckaroos Stores),  operating capital (royalty fees on original Buckaroos Stores,) and an operating business (100% interest in a fully stocked operating flagship store).  The reorganized M&L Wholesale Foods will receive a $150,000 cash infusion from Deja Foods to resume their institutional business.

Management's Discussion

Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

Sales Revenue and Cost of Sales

Net sales continued to increase during the three months and six months ended June 30, 2006 compared to those during the three months and six months ended June 30, 2005. Net sales increased by 34.4% and 56.0% for the three months and six months ended June 30, 2006 compared to the three months and six months ended June 30, 2005 respectively. However, our cost of goods sold increased faster than sales. For the three months and six months ended June 30, 2006, cost of goods sold experienced a growth of 51.4% and 70.3% compared to the respective period in 2005. This increase in cost of goods sold is attributed to several factors:

(1)

Lack of sufficient capital to take full advantage of opportunity purchases presented. Our negative working capital and our cumulative losses inhibited cash flow which severely restricted our ability to take advantage of the level of opportunity purchases needed for continued growth in higher margin products.

(2)

The closing of our warehouse sites in Garland, Texas and Savannah, Georgia and moving unsold product from these sites. We often sold product from these warehouses at cost or below in order to avoid the cost of relocating the inventory to our remaining warehouse sites

(3)

Increase in freight costs due to the rising price of fuel.

(4)

Increase in storage costs. Excess inventory resulted in slower inventory turns and higher storage charges.

Our gross profit percentage has experienced a significant decrease on a downward slope since December 31, 2004 for the reasons indicated above (the impact of closing two warehouses impacted gross profit for the six months ended June 30, 2006). We have reviewed our product lines (closeouts and continuity) and sales categories (opportunity and retail) and have identified this mix changed from an even split between institutional and retail sales for the year ended December 31, 2005 to a status that has retail sales approaching 60% of sales for the six months ended June 30, 2006. There has also been a shift to lower margin continuity sales for the three months ended June 30, 2006 of 41% of net sales versus 38% for the three months ended June 30, 2005. As indicated in the table below, we experienced insignificant decreases in operating results for the three and six months ended June 30, 2006 compared to the same periods in 2005.  This is a result of the mix of business, rapid growth in operating costs including the cost of products.

The table below depicts sales and gross profit comparative data for the three months and six months ended June 30, 2006 and 2005 .:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Sales	$3,472,258	$2,584,223	$8,165,361	$5,232,587
Cost of Sales	$3,510,432	$2,319,516	$7,908,860	$4,643,216
Gross Profit	$(38,174)	$264,708	$256,501	$589,371
Gross Profit %	(1.1)%	10.2%	3.1%	11.3%

Selling, General and Administrative Expenses

As indicated below, SG & A increased as a percentage of sales for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due mainly to the three factors described above: (1) building a long term employee base for sales and corporate office operations, along with related office expenses and marketing efforts (2) and legal and professional fees related to registering our common stock, and recording  accelerated compensation expenses ($178,900) related to employee stock options due to the bankruptcy filing (3) selling expenses for the six months ended June 30, 2006 of $516,882 were 3 times higher than selling expenses for the 6 months ended June 30, 2005. This significant increase was due to the increase of employee sales personnel.. Legal and professional fees related to the registration process were approximately $175,000 for the six months ended June 30, 2006 . Legal and professional fees not related to the registration process were approximately $280,000 compared to $171,000 during the six months ended June 30, 2005, an increase of approximately $109,000, due primarily to increases in directors' fees, investor relations expenses and accounting fees. Demurrage was approximately $98,400, during the six months ended June 30, 2006 compared to $0 expended in the six months ended June 30, 2005, and represents finance charges on our imported products for time periods we were unable to take possession due to lack of available funds.

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, , 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selling Expense	$197,108	$88,419	$516,882	$156,474
General & Administrative Expense	$1,178,673	$637,953	$2,087,218	$1,154,374
Total	$1,375,781	$726,372	$2,604,100	$1,310,848
Selling, General & Administrative Expense as a % of Sales	39.6%	28.1%	31.9%	25.1%

Since we ceased operations on August 14, 2006 concurrent with the bankruptcy filing we determined that the entire intangible asset balance should be written off as there were insufficient projected future cash flows to justify maintaining the balance forward.   In addition, we wrote down property and equipment to estimated disposal value and the investment in our affiliated company. The total of these adjustments of $1,934,074 was recorded as impairment expense and included in operating expenses.

Liquidity and Capital Resources

As of June 30, 2006 we experienced a decrease in accounts receivable of approximately $31,000 over accounts receivable as of June 30, 2005. Inventory decreased by approximately $2,408,850 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Due to the lack of working capital the 34.4% increase in sales growth resulted in a 13% increase in accounts payable and a lengthening of our days payable outstanding ratio.

The cost and availability of capital resources continued to be a limiting factor to our growth and profitability during the six months ended June 30, 2006. In order to finance this growth, we  aggressively pursued a strategy designed to ensure adequate capital resources for the long term. This strategy was a continuation of our objectives enumerated at the end of 2004. The strategic and tactical objectives that we pursued included the following: (1) obtain adequate working capital as we believed our business model was working but funding growth during our early stages was critical to the success of this model, (2) significantly reducing short term debt, (3) eliminating any potential conflicts of interest with the Fund, (4) increasing our bank line of credit and borrowing base that reflected our accounts receivable and inventory level requirements, and (5) completing acquisitions that profitably supported our growth objectives. We also sought a means of equity financing that we could do on terms which we believed to be fair, reasonable and would help us achieve our stated goals. We were not successful with our endeavors and as a result we entered bankruptcy proceedings on August 14, 2006.

During  the six months ended  June 30, 2006 and subsequently we attempted to accomplish the following prior to our bankruptcy filing:

(1)

In November 2005 through January 2006, , we sold $1,153,500 face amount of convertible subordinated debentures and intended to offer up to a total of $5,000,000 of debentures. We sold the debentures in units, each Unit consisting of a $10,000 Debenture and 5,000 warrants. The warrants were exercisable to purchase our common stock based upon a purchase price of $1.50 per share at any time up until November 30, 2007. The debentures, issued in $10,000 denominations, were convertible into our common stock based upon a purchase price of $1.00 per share at any time up until November 30, 2007. The debentures were to pay interest until conversion or maturity on November 30, 2007 at the rate of 10% per annum, payable monthly. The debentures were unsecured and are subordinated to all of our secured debt, including our lines of credit. We believed, that had we sold the maximum $5,000,000 offering, this debenture financing would have provided us adequate working capital, enabled us to finance our M & L Wholesale Foods acquisition, repay the bridge loan due March 31, 2006 and fully or partially replace the Deja Plus High Yield Income Fund debt with debt that would have had a lower cost of funds to us.

(2)

Recognizing we were unable to raise an adequate level of working capital, we continued our endeavors to obtain a long term revolving credit facility to meet our sales growth objectives and reduce short term debt including the Neptune loan. We also recognized that we had to take active internal steps to reduce our negative working capital situation. During the six months ended June 30, 2006 we reduced our warehousing operations in Texas and Georgia in order to eliminate operating and overhead expenses, focused our M & L subsidiary operations on higher margin business, initiated longer payment terms with our vendors, and extended our note with M & T Bank for an additional 90 days. On March 28, 2006 we signed a commitment letter with the Laurus Master Fund, Ltd. for a three year revolving credit facility with an interest rate of prime plus 3% subject to a floor of 10%. The facility had a maximum availability of up to $5,000,000 based upon accounts receivable at an advance rate of 90% of eligible accounts and an advance rate of 60% of eligible inventory capped at $2,500,000. The credit facility closed on April 21, 2006 and we were funded in the approximate amount of $2,500,000 on April 25, 2006. Included in the initial funding was an over formula advance of $500,000 that was required to be repaid within six months. We utilized these funds as indicated above including repaying Neptune Company Asset Holdings, M & T Bank and Celtic Capital Corporation. Laurus Master Fund, Ltd. received a common stock purchase warrant for the purchase of up to 1,053,550 shares of our common stock for $0.001 per share as additional consideration for the credit facility. The warrant was valued at $1,053,550. and reflected as a liability and debt discount on our balance sheet. The debt discount was netted against the line of credit facility on the balance sheet and amortized to interest expense initially over the three year term of the line of credit facility using the effective interest method. We did not believe use of the Laurus Master Fund, Ltd. for working capital was in conflict with the Deja Plus High Yield Income Fund as we were only required to use the Deja Plus High Yield Income Fund subject to the Fund having additional funds available and as of March 31, 2006 we had used all funds available for lending to us from the Fund and received no further funding from the Fund through the six months ended June 30, 2006.

(3)

Subsequent to our funding by Laurus Master Fund, Ltd., our negative working capital position combined with the need to continue to pay down our accounts payable vendors and additional operational losses resulted in us not making required payments due on  loans described below:

(a)

Note payable to former owner of M & L Wholesale Foods-as of July 10, 2006, for non-payment of interest, we were in default on a note with a balance of approximately $333,000, with a stated maturity date of February 2007. Payments of interest only at the rate of 6% per annum were payable monthly. The default provisions of the note stated the holder could declare the entire unpaid balance of the note and all accrued unpaid interest immediately due. Additionally, the default interest rate was 12% per annum. The holder has not issued a notice of default.

(b)

Note payable to former owner of M & L Wholesale Foods-as of June 25, 2006, for non-payment of principal, we were in default on a note with a balance of approximately $173,000, with a stated maturity date of February 2007. Principal of $10,000 was payable semi-monthly and interest at the rate of 9% per annum was payable monthly. The default provisions of the note stated the holder could declare the entire unpaid balance of the note and all accrued unpaid interest immediately due. Additionally, the default interest rate was 12% per annum. On July 17, 2006, the holder issued a notice of default. Without limiting their rights or remedies, the holder stated in the notice of default a desire to seek an amicable solution.

(c)

Loan payable to Deja Plus High Yield Income Fund-we did not make interest payments due May 1, June 1 and July 1, 2006. The loan has an approximate balance of $1,942,000 as of June 30, 2006 and runs through March 2009. Monthly interest is currently approximately $20,000. There is no accelerating feature if payments are not made.

(d)

Convertible debenture notes payable-we did not make interest payments due May 1, June 1 and July 1, 2006. The notes have a balance of $1,153,500 and are due November 30, 2007. Monthly payments are currently approximately $9,600, consisting of interest only at the rate of 10% per annum. There is no accelerating feature if payments aren't made.

These payment defaults  also caused a technical default on our line of credit with Laurus Master Funds, Ltd. The line of credit expires in April 2009 and bears interest at 3% per annum above the prime rate and had a balance of approximately $2,438,000 as of June 30, 2006. When we defaulted, the lender had the right to demand repayment of the loan in full, the ability to foreclose upon our assets and to increase the interest rate by 1.5% per month. Resolution of our default with Laurus Master Funds is addressed in our Plan of Reorganization submitted to the US Bankruptcy Court and approved on October 4, 2007.

Working Capital

Net working capital is an important measure of our ability to finance our operations. While our net working capital at, December 31, 2005 and June 30, 2006 was negative; we believed that when other factors were considered, including our investment in and the use of the Deja Plus High Yield Fund, our asset based line of credit with Laurus Master Fund, Ltd. and our accounts receivable turnover, we had a minimum essential level of capital available to meet our needs. As indicated in our description of subsequent events and our filings in US Bankruptcy Court we did not have the necessary level of working capital to sustain operations during the period following June 30, 2007 and subsequently filed for bankruptcy on August 14, 2006.

We do not have any off-balance sheet arrangements.

Controls and Procedures

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.  Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We believe our disclosure controls and internal controls are effective for the six months ended June 30, 2006.

We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in control during the six month period ending June 30, 2006.

PART II - OTHER INFORMATION

Legal Proceedings

No Director, officer, significant employee, or consultant of Deja Foods, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Deja Foods, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee or consultant of Deja Foods, Inc. has been convicted of violating a federal or state securities or commodities law.

On August 14, 2006 Deja Foods, Inc filed a voluntary petition under Chapter 11 of the US Bankruptcy Code, filed in the US Bankruptcy Court for the Central District of California, San Fernando Valley Division, bankruptcy case number SV 06-11351-KT.  The registrant has been managing its affairs as a debtor in possession.

On October 4, 2007 the registrant appeared in the United States Bankruptcy Court to present combined disclosure statements of Deja Foods, Inc. and M&L Wholesale Foods describing their Chapter 11 plan of reorganization.  This joint reorganization plan under which creditors of the Debtors will receive free trading stock in two reorganized and recapitalized companies in exchange for their debt was approved by the Court.  The companies currently have no assets of any appreciable value and creditors would receive nothing in the event of a liquidation of the Debtors.  Under the Plan upon confirmation, the reorganized debtors will acquire intellectual property, operating capital, an operating business and other assets of value.

Unregistered Sales of Equity Securities

In the last three years, we have issued the following shares of our unregistered securities:

          (i)  In August 2003 we issued 1,000,000 shares for $1,000 cash to our founder and Chief Executive Officer, David Fox, and in November 2004 we split the shares on the basis of 3.550972 shares for each share outstanding. All 1,000,000 shares were valued at $.001 per share and issued for cash, pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). Subsequently, Mr. Fox gifted 10,000 shares to three individuals.

         (ii)  In November 2004 and January 2005 we issued 59,028 shares, including the three individuals who received shares directly from Mr. Fox, all of whom were our employees, directors, consultants or family members or friends of Mr. Fox for cash ($240) or services ($25,000) valued at $.01 to $1.00 per share and pursuant to the exemption provided by Section 4(2) of the 1933 Act:

       (iii)  Between December 2004 and March 2005, we issued a total of 500,000 shares, for $401,000 cash and $99,000 for repayment of loan payable—affiliated company, to the following investors at $1.00 per share.

      (iv)  Between November 2005 and January 2006 we exchanged 10% convertible subordinated debentures to the following persons in the face amounts indicated below for the face amounts of membership interests set forth below. Each investor also received one warrant for each $2.00 face amount of debentures purchased. All of the investors listed below exchanged their interests (at their cost) in the Deja Plus High Yield Income Fund for debentures, except Mr. Mann who purchased $20,000 of debentures for cash. The debentures pay interest at the rate of 10% per annum.

Each warrant is exercisable to purchase one share of our common stock until November 30, 2007 for $1.50 per share.

An additional 10% of warrants were issued for investor purchases over $250,000 face amount of debentures; 15% for purchases over $375,000 and 20% for purchases over $500,000.

         (v)  In December 2005 we issued 333,333 shares of our common stock to Myron Stoltzfus, Sr. in connection with our acquisition of M & L Wholesale Foods, LLC.

        (vi)  In April 2006, we issued a common stock purchase warrant to Laurus Master Fund, Ltd. for the purchase of up to 1,053,550 shares of our common stock as additional consideration for a credit facility they provided us for up to $5,000,000. The warrant has an exercise price of $0.001 per share with no expiration date.

We relied upon the exemption provided by Rule 506 of Regulation D and/or Section 4(2) of the 1933 Act in connection with the sales in section (iii), (iv) and (vi), above. All of such individuals were friends or business associates of our Chief Executive Officer and were known by him to be accredited investors as defined in Rule 501 and suitable to make such an investment. All such investors executed a subscription agreement confirming that they were accredited investors. All shares issued contained a restrictive legend and the holders confirmed they were acquiring the shares for investment and without an intent to distribute the shares.

Submission of Matters to a Vote of Security Holders

None

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

2	Plan of Purchase, Sale, Reorganization, arrangement, liquidation or succession
a. voluntary petition for bankruptcy (2)(4)

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation , as amended (1)
b. Bylaws (5)
Departure of Directors or Principal Officers (2) (4)

16	Letter on change in certifying accountant (3)

31*	Rule 13a-14(a)/15d-14(a) Certification

32*	Certification under Section 906 of the Sarbanes-Oxley Act (18 U S C Section 1350)

Notes:

1.

Incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC on April 11, 2005.

Date of 8-K	Items Disclosed on Form 8-K

(2) August 21, 2006	Items 1.03, and 5.02
(3) September 28, 2007	Items 4.01
(4) October 9, 2007	Items 1.03 and 5.02

SIGNATURES

 In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEJA FOODS, INC.

Signature	Title	Date

David Fox
/s/ David Fox	Chief Executive Officer,	October 23, 2007
President and Director

/s/ David Fox	Secretary, Treasurer	October 23, 2007
David Fox	and Director

/s/ Barry S. Baer	Chief Financial Officer	October 23, 2007
Barry S. Baer	Principal Accounting Officer