Form 10QSB
period 2006-09-30
Deja Foods Inc
filed 2007-11-30
CIK 1314642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30,2006: 559,028

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

DEJA FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	September 30	December 31,
	2006	2005
	(Unaudited)
Current Assets
Cash and cash equivalents	$188,902	$109,718
Accounts receivable, less allowance for doubtful accounts of $76,000
as of December 31, 2005	-	1,353,101
Inventories	-	4,278,131
Receivable from stockholder	-	167,669
Receivable from employees	-	22,057
Prepaid expenses and other	88,605	150,357

Total Current Assets	277,507	6,081,033

Property and Equipment
Furniture and fixtures	-	38,080
Office equipment	-	127,684
Vehicles	155,000	267,180
Tenant improvements	-	7,177
	155,000	440,121
Less accumulated depreciation	-	(55,367)

Net Property and Equipment	155,000	384,754

Other Assets
Fictitious name, net of accumulated amortization	-	634,675
Goodwill	-	669,097
Customer list, net of accumulated amortization	-	65,083
Deposits and other	1,945	37,582
Investment in affiliated company	-	321,060

Total Other Assets	1,945	1,727,497

Total Assets	$434,452	$8,193,284

The accompanying notes are an integral
part of these consolidated financial statements

DEJA FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30,	December 31,
	2006	2005
	(Unaudited)
Current Liabilities
Accounts payable and accrued expenses	$4,065,660	$3,638,508
Notes payable	1,928,353	2,806,515
Loan payable - affiliated company	1,942,013	2,016,882
Current portion of long-term debt	1,486,833	20,014

Total Current Liabilities	9,422,859	8,481,919

Long-Term Debt, net of current portion	-	1,414,270

Stockholders' Equity (Deficit)
Preferred stock: $.001 par value, 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock: $.001 par value, 10,000,000 shares
authorized, 4,433,333 shares issued and outstanding	4,433	4,433
Additional paid in capital	1,072,680	856,415
Receivable from stockholder	(224,919)	-
Accumulated deficit	(9,840,601)	(2,563,753)

Total Stockholders' Deficit	(8,988,407)	(1,702,905)

Total Liabilities and Stockholders' Deficit	$434,452	$8,193,284

The accompanying notes are an integral
part of these consolidated financial statements

DEJA FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Sales	$1,150,466	$2,735,009	$9,315,827	$7,967,596

Cost of sales	1,230,332	2,488,444	9,139,192	7,131,660

Gross Profit (Loss)	(79,866)	246,565	176,635	835,936

Operating Expenses
Depreciation and amortization	9,731	8,455	73,581	24,686
Impairment of assets	1,499,452	-	3,433,527	-
Selling, general and administrative expenses	438,125	707,302	3,042,225	2,018,150

Total Operating Expenses	1,947,308	715,757	6,549,333	2,042,836

Loss From Operations	(2,027,174)	(469,192)	(6,372,698)	(1,206,900)

Other Income (Expense)
Income from unconsolidated subsidiary	-	(1,300)	22,506	20,963
Interest income	163	3,097	9,044	10,045
Other income	65	-	188	-
Interest expense	(154,019)	(142,569)	(935,888)	(361,392)

Total Other Income (Expense)	(153,791)	(140,772)	(904,150)	(330,384)

Loss Before Provision for Income Taxes	(2,180,965)	(609,964)	(7,276,848)	(1,537,283)

Provision (Benefit) For Income Taxes	-	(139,357)	-	(362,809)

Net Loss	$(2,180,965)	$(470,607)	$(7,276,848)	$(1,174,474)

Net Loss Per Basic and
Diluted Share of Common Stock
Weighted Average Number of Common Shares
Outstanding	4,433,333	4,100,000	4,433,333	4,060,668

Net Loss Per Share of Common Stock	$(.49)	$(.11)	$(1.64)	$(.29)

The accompanying notes are an integral
part of these consolidated financial statements

DEJA FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(unaudited)

	Common Stock		Additional	Receivable
			Paid In	From	Accumulated
	Shares	Amount	Capital	Stockholder	Deficit

Balance at December 31, 2005	4,433,333	4,433	856,415	-	(2,563,753)

Compensation expense from issuance
of stock options	-	-	192,357	-	-

Fair value adjustment of warrants issued in
connection with convertible debentures	-	-	23,908	-	-

Reclassification of receivable from stockholder to equity	-	-	-	(224,919)	-

Net loss	-	-	-	-	(7,276,848)

Balance at September 30, 2006 (unaudited)	4,433,333	$4,433	$1,072,680	$(224,919)	$(9,840,601)

The accompanying notes are an integral
part of these consolidated financial statements

DEJA FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(7,276,848)	$(1,174,474)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Provision for bad debts	(43,778)	21,921
Depreciation and amortization	410,524	52,222
Income from unconsolidated subsidiary	(22,506)	-
Stock based compensation	192,357	-
Deferred taxes	-	(224,502)
Impairment of assets	3,433,527	-
Changes in operating assets and liabilities:
Accounts receivable	521,973	58,321
Inventories	3,191,925	(1,066,016)
Prepaid expenses and other	(70,555)	(55,752)
Accounts payable and accrued expenses	427,152	881,115

Net cash provided (used) by operating activities	763,771	(1,507,165)

Cash Flows from Investing Activities
(Increase) decrease in receivable from stockholder	(57,250)	5,064
Decrease (increase) in receivable from employees	22,057	(642)
Payment of direct costs of M & L acquisition	(10,751)	-
Capital expenditures	(28,882)	(17,413)
(Increase) decrease in deposits	35,637	(8,372)
Distributions from unconsolidated subsidiary	13,190	-

Net cash used by investing activities	(25,999)	(21,363)

Cash Flows from Financing Activities
Bank overdraft	-	(50,322)
Debt issuance costs	(204,636)	-
Net proceeds from notes payable - bank and warrants	1,500,474	190,051
Principal payments on notes payable	(1,956,014)	-
Net proceeds from loan payable - affiliated company	131	687,011
Net Proceeds from (principal payments on) long-term debt	1,457	(10,510)
Issuance of common stock	-	258,778

Net cash (used) provided by financing activities	(658,538)	1,075,008

Net Increase (Decrease) in Cash and Cash Equivalents	79,184	(453,520)

Cash and Cash Equivalents, Beginning of period	109,718	713

Cash and Cash Equivalents, End of period	$188,902	$(452,807)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest	$649,203	$287,886

The accompanying notes are an integral
part of these consolidated financial statements

DEJA FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for repayment of loan
payable-affiliated company	$-	$11,500

Retirement of loan payable-affiliated company through
issuance of convertible debentures	75,000

Fair value adjustment of warrants related to convertible debentures	23,908

Furniture and fixtures acquired in connection with
obligation under capital lease	39,037

Transfer of accouts receivable and inventories in
partial settlement of note payable	422,622

The accompanying notes are an integral
part of these consolidated financial statements

Deja Foods, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

Deja Foods, Inc. (the "Company") was incorporated in Nevada on August 7, 2003 primarily to distribute food products to retailers, food banks, distributors, and government institutions on a wholesale level. The Company grants credit to its customers in the aforementioned areas of the food industry. These customers are located across several regions of the United States of America. The Company performs periodic credit evaluations of its customers and requires no collateral. The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Companypursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's SB-2 Registrations statement.  The Company follows the same accounting policies in the preparation of interim reports. The consolidated financial statements include the accounts of Deja Foods, Inc., and its wholly owned subsidiary M & L Wholesale Foods, LLC (“M&L”). All inter company transactions and balances have been eliminated in consolidation.  The preparation of the Company's consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These interim financial statements give effect for the August 14, 2006 filing of a voluntary petition under chapter 11 of the US Bankruptcy Court by the Company (see also Note 10).

The results for the nine months ended September 30, 2006 are not necessarily indicative of the expected results for the full 2006 fiscal year or any future period.

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

Note 3 - Accounts Receivable, Inventory, Property and Equipment and Other Long-lived Assets

Impairment of Accounts Receivable and Inventory

During the quarter ended September 30, 2006, accounts receivable with book value in the amount of $874,905 and inventory with book value in the amount of $1,086,206 were transfered to Laurus Master Fund as collateral in partial satisfaction of the outstanding obligation due Laurus Master Fund in conjunction with the filing of the voluntary bankruptcy petition. After recognizing impairment expense of $1,538,489 related to these assets, the net credit applied to the satisfaction of debt was $422,622.

Impairment of Long-lived Assets

Property and equipment was initially written down to estimated recoverable value at June 30, 2006. The Company subsequently has written off the remainder of the property and equipment to the actual net recoverable value. Accordingly, this write down is included in operating expense in the accompanying statements of operations down for the period ended September 30, 2006.

Intangible assets, which consisted of fictitious name, goodwill and customer list, were written off in entirety at June 30, 2006.  Accordingly, included in operating expense in the accompanying statements of operations is $1,352,706 related to this write-down for the period ended June 30, 2006 and reflected in the company’s financial statements for the period ended September 30, 2006.

An investment of $330,376 in a related party (Deja Plus Fund, LLC) was considered fully impaired and written off as of June, 30, 2006. Total impairment expense of $1,895,037 related to long-lived assets had been reflected in the company’s financial statements for the period ended September 30, 2006.

Depreciation and amortization expenses totaled $73,851 and $24,686 for the nine months ended September 30, 2006 and 2005 and $9,731 and $8,455 for the three months ended September 30, 2006 and 2005, respectively.

Deja Foods, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Debt and interest expense

In April 2006, the Company obtained a new revolving line ("the Line") of credit facility allowing the Company to borrow up to $5 million based on 90% of eligible accounts receivable and 60% of eligible inventory. The term of the Line was for three years. The interest rate was 3% per annum above the prime rate. The initial funding was approximately $2.5 million. Proceeds from the initial funding were partially used to retire the existing Notes Payable with the exception of the Demand Note and the Note Payable to the former owner of M & L. The initial funding included a $500,000 over advance to be repaid within six months.

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

In August 2006, the Company was in default of its senior secured debt.  Accordingly the debt became immediately due and payable.  Prepaid loan fees of $230,263 were charged to expense in the nine months ended September 30, 2006 as a result of the acceleration of this debt and reflected in the company’s financial statements for the period ended September 30, 2006. In addition, for the period ending September 30, 2006, to give effect for the bankruptcy filing, the Company in accordance with EITF 00-19 reversed the debt discount originally reflected in the company’s financial statements, the warrant payable and the amortized portion of the discount.

Deja Foods, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company defaulted on the two notes payable to the former owner of M & L (one on June 25, 2006 and one on July 10, 2006) because it hadn't made certain required payments. The default provisions of the notes state the entire unpaid note balance and accrued, unpaid interest may be declared immediately due and the interest rate increased to 12% per annum. In July 2006 the Company was declared in default on one of the two notes, with a principal balance of approximately $173,000.  Interest expense in the accompanying statements of operations includes $23,641 for the nine-month period ended September 30, 2006 related to these notes.

The Company did not make interest payments due May 1 through August 31, 2006 on the loan payable to its affiliated company or convertible debenture holders. There is no acceleration feature in either of these obligations for non-payment of interest.

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

A bank demand note of $260,000 personally guaranteed by the former owner of M&L was paid by the former owner and in consideration of his paying the amount due, the Company added to its obligation to the owner the amount paid by him.

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

No common stock has been issued by the company for the nine months ended September 30, 2006.

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

No options have been issued in accordance with the plan during the nine months ended September 30, 2006.

Note 6 - Commitments and contingencies

Lease Arrangements

All leases described below were terminated at the time of filing for Bankruptcy under Chapter 11.

The Company leased its corporate headquarters under a long-term leasing arrangement, which was due to expire in August 2009.

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

Deja Foods, Inc
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.  Related Party Transactions

Revolving Credit Agreement

In 2003, a revolving credit agreement for up to $250,000 was entered into between the Company and the Company's President. The agreement calls for interest at 10% per annum payable upon demand. The Company and its President verbally agreed that this agreement will be in effect for advances made from the President to the Company as well as from the Company to its President. Interest income includes $13,475 for the year ended December 31, 2005, pursuant to this agreement.  In addition, for the nine months ended September 30, 2006 interest income in the amount of $8,727 was accrued. Subsequently the note was contributed to equity and no further accruals are reflected in the financial statements,

Loan Agreement

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

The Company owes Deja Plus $1,942,013 under this agreement at September 30, 2006. This amount is reflected as Loan payable-affiliated company in the accompanying consolidated balance sheet. Interest expense includes $120,322 and $155,096 related to this agreement for the nine months ended September 30, 2006 and 2005, respectively.

Entities controlled by Larry Kosmont, a member of the Company's board of directors, are holders of $380,000 of the 10% convertible debentures the Company has issued. These entities have also received 218,500 warrants to purchase the Company's common stock for $1.50 per share. The debentures are convertible into the Company's common stock at $1 per share through November 30, 2007.

The Company leased its Denver, PA office space from the company owned by the father of the former owner of M & L, and current Deja Foods officer/director, on a one year lease which automatically renews for one year from year to year. This lease has been terminated.

Interest expense in the accompanying statements of operations includes $26,059 for the period ended September 30, 2006 related to a convertible debenture (note 4) holder who was an officer of the Company.

10.  Subsequent Events

Voluntary Bankruptcy Petition

Realization of the assets and payment of the liabilities reflected in the accompanying statements of financial position are dependent upon among other things, management of the Company submitting a plan of reorganization to the Court, the Court approving the Plan and the cooperation of the creditors of the Company.

Deja Foods, Inc
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

On October 4, 2007 the Company appeared in the United States Bankruptcy Court to present combined disclosure statements of Deja Foods, Inc. and M&L Wholesale Foods describing their Chapter 11 plan of reorganization.  This joint reorganization plan under which creditors of the Company will receive free trading stock in two reorganized and recapitalized companies in exchange for their debt was approved by the court.  Specifically, upon confirmation by the court (the “Effective Date”),the following transactions are scheduled to occur:

A.  Contribution Agreement entered into as of November 20, 2007 between Buck-A-Roo$ Holding Corporation, formerly Deja Foods (“BARHC, and Grocery Liquidators of America, LLC, (“GLA”) and B.A.R. Van Owen, LLC, a (“BARVO”) with regard to the following:

B.  The Plan provides that upon the Effective Date of the Plan, eleven (11) calendar days after the entry of an order confirming the Plan, GLA and BARVO shall contribute assets to BARHC, in accordance with the Plan and the First Amended Combined Disclosure Statements of Deja Foods, Inc. and M & L Wholesale Foods, LLC, in exchange for shares of stock in BARHC.

C.  On the Effective Date, BARHC shall assume selected liabilities related to the assets being assigned and transferred to it by BARVO.

D.  On the Effective Date, a lease of real property located at 17641 Vanowen Street, Van Nuys, California 91406 will be assigned by BARVO to and assumed by BARHC.

E.  On the Effective Date, a personal property lease will be assigned by BARVO to and assumed by BARHC

F.  On the Effective Date GLA, as Licensee will enter into a license agreement with BARHC as Licensor . The agreement will require GLA to forever pay to BARHC royalty income from its existing Buck-A-Roo$™ stores in Pico Rivera, California and Bellflower, California at the rate of 5% of gross sales payable monthly in arrears. The existing license agreement between GLA as Licensor and BARVO as licensee will be terminated

G.  On the Effective Date, GLA and BARHC will transfer Buck-A-Roo$™ Intellectual Property between GLA, as Transferor and BARHC, as Transferee,

H.  On the Effective date, BARVO will assign and transfer to BARHC all of its right, title and interest to all of its inventory, furniture, fixtures, equipment, machinery, leasehold improvements and all other tangible assets not otherwise included in any other assignment or transfer.

I.  On the Effective Date, BARHC will assume the liabilities of BARVO related to the assets being assigned and transferred to it by BARVO

J.  On the Effective Date and concurrent with the execution of the assignments and transfers of assets and assumption of liabilities, BARHC shall issue the following shares of its common stock (“Common Shares”): 4,276,900 shares to GLA and 4,696,058 shares to BARVO.

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

From our inception in August 2003 through August 14, 2006 we experienced rapid growth in sales, marketing, development of a system of rented warehouse capacity and distribution channels situated strategically for geographic coverage, and we created a corporate infrastructure. We believed that the need to build a corporate structure to ensure adequate personnel to perform the accounting, sales and marketing and distribution functions and to establish a warehouse capacity based upon our specific product inventory requirements was critical to our long term success. We also believed our pallet by pallet warehousing methodology would minimize storage costs and financial commitments as we only rent warehouse space at the time of the actual storage requirement. These corporate level efforts, while developing sales growth in our institutional and retail business, severely impacted our operating margins and cash flow and our overall results during 2005 and the period ended August 14, 2006 culminating in our declaring voluntary bankruptcy on that date.

The report of our independent registered public accounting firm on our financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net losses and negative working capital. Our continuation as a going concern was dependent upon our ability to generate sufficient cash flow to meet our obligations in a timely manner, to obtain additional financing as needed and become profitable. Our continued existence was dependent upon our ability to achieve our operating plan which included: (1) Strategic moves to place greater emphasis on returning to higher margin business. Specifically ,utilizing capital resources to take advantage of close out opportunities rather than a concentration on the continuity business, (2) full integration of the Deja Foods' food service operations with the sales and distribution operations of M & L Wholesale Foods in the Northeastern part of the United States, thus improving efficiencies in sales, marketing and logistics, (3) continuing to build customer base through improved distribution capabilities, and (4) issuing additional equity or debt securities as appropriate. During the period ended September 30, 2006 we did not issue any additional securities and as indicated above, we did not achieve these objectives and filed for bankruptcy on August 14, 2006.

On August 14, 2006, we filed a voluntary bankruptcy petition with the U.S. Bankruptcy Court. Subsequently, on October 4, 2007 we appeared in the United States Bankruptcy Court to present combined disclosure statements of Deja Foods, Inc. and M&L Wholesale Foods describing our Chapter 11 plan of reorganization.  This joint reorganization plan under which creditors of the Debtors will receive free trading stock in two reorganized and recapitalized companies in exchange for their debt was approved by the court. Upon plan confirmation, reorganization debtors will acquire valuable intellectual property (related to Buckaroos Stores and exclusive rights to develop, license and/or franchise additional Buckaroos Stores),  operating capital (royalty fees on original Buckaroos Stores), and an operating business (100% interest in a fully stocked operating flagship store).  The reorganized M&L Wholesale Foods will receive a $150,000 cash infusion from Deja Foods to resume their institutional business. We have further described this transaction in Footnote 10 Subsequent Events to the financial statements.

Management's Discussion

Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005

Sales Revenue and Cost of Sales

Since we ceased operations on August14, 2006 pending determination of bankruptcy proceedings and obtaining the necessary working capital to reestablish operations at our company and wholly owned subsidiary, it is difficult to compare results for the three months and nine months ended September 30, 2006 compared to results during the three months and nine months ended September 30, 2005. It should be noted that due to the ceasing of our operations our cost of goods sold exceeded sales for the three month period ended September 30, 2006. This major increase in cost of goods sold is attributed to several factors:

(1)
Lack of sufficient capital to take full advantage of opportunity purchases presented. Our negative working capital and our cumulative losses inhibited cash flow which severely restricted our ability to operate.

(2)
The closing of our warehouse sites in Garland, Texas and Savannah, Georgia and moving unsold product from these sites. We often sold product from these warehouses at cost or below in order to avoid the cost of relocating the inventory to our remaining warehouse sites

(3)	Increase in freight costs due to the rising price of fuel.

(4)	Increase in storage costs. Excess inventory resulted in slower inventory turns and higher storage charges.

(5)	The cost of ceasing operations, including selling off inventory at below cost amounts.

Our gross profit percentage has experienced a significant decrease since December 31, 2004 for the reasons indicated above (the impact of closing two warehouses impacted gross profit for the nine months ended September 30, 2006). We have reviewed our product lines (closeouts and continuity) and sales categories (opportunity and retail) and have identified this mix changed from an even split between institutional and retail sales for the year ended December 31, 2005 to a status that has retail sales approaching 70% of sales for the nine months ended September 30, 2006. There has also been a shift to lower margin continuity sales for the three months ended September 30, 2006 of 30% of net sales versus 38% for the three months ended September 30, 2005. As indicated in the table below, we experienced significant decreases in operating results for the three and nine months ended September 30, 2006 compared to the same periods in 2005.  This was a result of the mix of business, rapid growth in operating costs including the cost of products, inability to pay our vendors and obtain competitively priced products, which in turn left us in a shortage of cash position which impacted our ability to operate.

The table below depicts sales and gross profit comparative data for the three months and nine months ended September 30, 2006 and 2005.:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Sales	$1,150,466	$2,735,009	$9,315,827	$7,967,596
Cost of Sales	$1,230,332	$2,488,444	$9,139,192	$7,131,660
Gross Profit	$(79,866)	$246,565	$176,635	$835,936
Gross Profit %	(5.0)%	9.0%	2%	10.5%

Selling, General and Administrative Expenses

As indicated below, SG & A increased as a percentage of sales for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due mainly to the several factors including: (1) building a long term employee base for sales and corporate office operations, along with related office expenses and marketing efforts (2) and legal and professional fees related to registering our common stock, and recording  accelerated compensation expenses ($178,900) related to employee stock options due to the bankruptcy filing (3) ceasing of selling product while closing down operations upon filing of bankruptcy. Legal and professional fees related to the registration process were approximately $200,000 for the nine months ended September 30, 2006 . Legal and professional fees not related to the registration process were approximately $260,000 compared to $178,000 during the nine months ended September, 30, 2005, an increase of approximately $82,000, due primarily to increases in directors' fees, investor relations expenses and accounting fees. Demurrage was approximately $98,400, during the nine months ended September 30, 2006 compared to $0 expended in the nine months ended September 30, 2005, and represents finance charges on our imported products for time periods we were unable to take possession due to lack of available funds.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selling Expense	$111,604	$125,654	$628,486	$282,128
General & Administrative Expense	$326,521	$581,648	$2,413,739	$1,736,022
Total	$438,123	$707,302	$3,042,225	$2,018,150
Selling, General & Administrative Expense as a % of Sales	38.1%	25.9%	32.7%	25.3%

Since we ceased operations on August 14, 2006 concurrent with the bankruptcy filing we determined that the entire intangible asset balance should be written off as there were insufficient projected future cash flows to justify maintaining the balance forward. We impaired a total of $1,538,489 in accounts receivable and in inventory and wrote these amounts off in conjunction with the filing of our voluntary bankruptcy.  In addition, we wrote down property and equipment to estimated disposal value and the investment in our affiliated company. The total of these adjustments of $3,433,527 was recorded as impairment expense and included in operating expenses for the nine months ended September 30, 2006.

Liquidity and Capital Resources

As of August 14, 2006 we did not have adequate funds to pay our employees nor obtain product to sell to our customers and effectively ceased operations until such time that we could obtain adequate working capital and resume operating.

The cost and availability of capital resources were severe limiting factors to our growth and profitability during the nine months ended September 30, 2006. In order to finance this growth, we  aggressively pursued a strategy designed to ensure adequate capital resources for the long term. This strategy was a continuation of our objectives enumerated at the end of 2004. The strategic and tactical objectives that we pursued included the following: (1) obtain adequate working capital as we believed our business model was working but funding growth during our early stages was critical to the success of this model, (2) significantly reducing short term debt, (3) eliminating any potential conflicts of interest with the Fund, (4) increasing our bank line of credit and borrowing base that reflected our accounts receivable and inventory level requirements, and (5) completing acquisitions that profitably supported our growth objectives. We also sought a means of equity financing that we could do on terms which we believed to be fair, reasonable and would help us achieve our stated goals. We were not successful with our endeavors and as a result we entered bankruptcy proceedings on August 14, 2006.

During  the period ended  August 14, 2006 we attempted to accomplish the following prior to our bankruptcy filing:

(1)
In November 2005 through January 2006, , we sold $1,153,500 face amount of convertible subordinated debentures and intended to offer up to a total of $5,000,000 of debentures. We sold the debentures in units, each Unit consisting of a $10,000 Debenture and 5,000 warrants. The warrants were exercisable to purchase our common stock based upon a purchase price of $1.50 per share at any time up until November 30, 2007. The debentures, issued in $10,000 denominations, were convertible into our common stock based upon a purchase price of $1.00 per share at any time up until November 30, 2007. The debentures were to pay interest until conversion or maturity on November 30, 2007 at the rate of 10% per annum, payable monthly. The debentures were unsecured and are subordinated to all of our secured debt, including our lines of credit. We believed, that had we sold the maximum $5,000,000 offering, this debenture financing would have provided us adequate working capital, enabled us to finance our M & L Wholesale Foods acquisition, repay the bridge loan due March 31, 2006 and fully or partially replace the Deja Plus High Yield Income Fund debt with debt that would have had a lower cost of funds to us. As discussed in the subsequent events section above, holders of $535,000 in convertible debentures rescinded their debenture agreements.

(2)
Recognizing we were unable to raise an adequate level of working capital, we continued our endeavors to obtain a long term revolving credit facility to meet our sales growth objectives and reduce short term debt including the Neptune loan. We also recognized that we had to take active internal steps to reduce our negative working capital situation. During the six months ended June 30, 2006 we reduced our warehousing operations in Texas and Georgia in order to eliminate operating and overhead expenses, focused our M & L subsidiary operations on higher margin business, initiated longer payment terms with our vendors, and extended our note with M & T Bank for an additional 90 days. On March 28, 2006 we signed a commitment letter with the Laurus Master Fund, Ltd. for a three year revolving credit facility with an interest rate of prime plus 3% subject to a floor of 10%. The facility had a maximum availability of up to $5,000,000 based upon accounts receivable at an advance rate of 90% of eligible accounts and an advance rate of 60% of eligible inventory capped at $2,500,000. The credit facility closed on April 21, 2006 and we were funded in the approximate amount of $2,500,000 on April 25, 2006. Included in the initial funding was an over formula advance of $500,000 that was required to be repaid within six months. We utilized these funds as indicated above including repaying Neptune Company Asset Holdings, M & T Bank and Celtic Capital Corporation. Laurus Master Fund, Ltd. received a common stock purchase warrant for the purchase of up to 1,053,550 shares of our common stock for $0.001 per share as additional consideration for the credit facility. The warrant was valued at $1,053,550. and reflected as a liability and debt discount on our balance sheet. The debt discount was netted against the line of credit facility on the balance sheet and amortized to interest expense initially over the three year term of the line of credit facility using the effective interest method. We did not believe use of the Laurus Master Fund, Ltd. for working capital was in conflict with the Deja Plus High Yield Income Fund as we were only required to use the Deja Plus High Yield Income Fund subject to the Fund having additional funds available and as of March 31, 2006 we had used all funds available for lending to us from the Fund and received no further funding from the Fund through the end of July , 2006. In conjunction with our filing for voluntary bankruptcy and the settlement of our obligation to the Laurus Master Fund we transferred accounts receivable and inventory to Laurus as collateral and impaired the expense and have reflected this impairment in our financial statements.

(3)
Subsequent to our funding by Laurus Master Fund, Ltd., our negative working capital position combined with the need to continue to pay down our accounts payable vendors and additional operational losses resulted in us not making required payments due on  loans described below:

(a)
Note payable to former owner of M & L Wholesale Foods—as of July 10, 2006, for non-payment of interest, we were in default on a note with a balance of approximately $333,000, with a stated maturity date of February 2007. Payments of interest only at the rate of 6% per annum were payable monthly. The default provisions of the note stated the holder could declare the entire unpaid balance of the note and all accrued unpaid interest immediately due. Additionally, the default interest rate was 12% per annum. The holder has not issued a notice of default.

(b)
Note payable to former owner of M & L Wholesale Foods—as of June 25, 2006, for non-payment of principal, we were in default on a note with a balance of approximately $173,000, with a stated maturity date of February 2007. Principal of $10,000 was payable semi-monthly and interest at the rate of 9% per annum was payable monthly. The default provisions of the note stated the holder could declare the entire unpaid balance of the note and all accrued unpaid interest immediately due. Additionally, the default interest rate was 12% per annum. On July 17, 2006, the holder issued a notice of default. Without limiting their rights or remedies, the holder stated in the notice of default a desire to seek an amicable solution.

(c)
Loan payable to Deja Plus High Yield Income Fund—we did not make interest payments due May 1 through September 30, 2006. The loan had an approximate balance of $1,942,000 as of September 30, 2006 and runs through March 2009. Monthly interest is currently approximately $20,000. There is no accelerating feature if payments are not made.

(d)
Convertible debenture notes payable—we did not make interest payments due May 1, through September 30, 2006. The notes have a balance of $1,153,500 and are due November 30, 2007. Monthly payments are currently approximately $9,600, consisting of interest only at the rate of 10% per annum. There is no accelerating feature if payments aren't made.

These payment defaults  also caused a technical default on our line of credit with Laurus Master Funds, Ltd. The line of credit expires in April 2009 and bears interest at 3% per annum above the prime rate and had a balance of approximately $2,438,000 as of September 30, 2006. When we defaulted, the lender had the right to demand repayment of the loan in full, the ability to foreclose upon our assets and to increase the interest rate by 1.5% per month. Resolution of our default with Laurus Master Funds is addressed in our Plan of Reorganization submitted to the US Bankruptcy Court and approved on October 4, 2007.

Working Capital

Net working capital is an important measure of our ability to finance our operations. While our net working capital at December 31, 2005 and June 30, 2006 was negative and remained negative during the September 30, 2006 reporting period, we believed that when other factors were considered, including our investment in and the use of the Deja Plus High Yield Fund, our asset based line of credit with Laurus Master Fund, Ltd. and our accounts receivable turnover, we had a minimum essential level of capital available to meet our needs. As indicated in our description of subsequent events and our filings in US Bankruptcy Court we did not have the necessary level of working capital to sustain operations during the period following June 30, 2006 and subsequently filed for bankruptcy on August 14, 2006.

We do not have any off-balance sheet arrangements.

Controls and Procedures

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.  Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We believe our disclosure controls and internal controls are effective for the nine months ended September 30, 2006.

We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in control during the nine month period ending September 30, 2006.

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

    (ii)  In November 2004 and January 2005 we issued 59,028 shares, including the three individuals who received shares directly from Mr. Fox, all of whom were our employees, directors, consultants or family members or friends of Mr. Fox for cash ($240) or services ($25,000) valued at $.01 to $1.00 per share and pursuant to the exemption provided by Section 4(2) of the 1933 Act:

    (iii)  Between December 2004 and March 2005, we issued a total of 500,000 shares, for $401,000 cash and $99,000 for repayment of loan payable—affiliated company, to investors at $1.00 per share.

    (iv)  Between November 2005 and January 2006 we exchanged 10% convertible subordinated debentures to the following persons in the face amounts indicated below for the face amounts of membership interests. Each investor also received one warrant for each $2.00 face amount of debentures purchased. All of the investors exchanged their interests (at their cost) in the Deja Plus High Yield Income Fund for debentures, except Mr. Mann who purchased $20,000 of debentures for cash. The debentures pay interest at the rate of 10% per annum.

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

Submission of Matters to a Vote of Security Holders

None

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

2	Plan of Purchase, Sale, Reorganization, arrangement, liquidation or succession
a. voluntary petition for bankruptcy (2)(4)

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation , as amended (1)
b. Bylaws (5)
Departure of Directors or Principal Officers (2) (4)

16	Letter on change in certifying accountant (3)

31*	Rule 13a-14(a)/15d-14(a) Certification

32*	Certification under Section 906 of the Sarbanes-Oxley Act (18 U S C Section 1350)

Notes:

1. Incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC on April 11, 2005.

Date of 8-K	Items Disclosed on Form 8-K

(2) August 21, 2006	Items 1.03 and 5.02
(3) September 28, 2007	Items 4.01
(4) October 9, 2007	Items 1.03 and 5.02

SIGNATURES

 In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEJA FOODS, INC.

Signature	Title	Date

/s/ David Fox	Chief Executive Officer,	November 30, 2007
David Fox	President and Director

/s/ David Fox	Secretary, Treasurer	November 30, 2007
David Fox	and Director

/s/ Barry S. Baer	Chief Financial Officer	November 30, 2007
Barry S. Baer	Principal Accounting Officer