Form 10KSB
period 2006-12-31
Buck-A-Roo$ Holding CORP
filed 2008-01-22
CIK 1314642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number 333-124016

DEJA FOODS, INC.
(Name of small business issuer in its charter)

Nevada	05-0581183
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

17641 Vanowen Street, Van Nuys, CA	91406
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (818) 758-6500

Securities Registered Pursuant to Section 12(b) of the Act: 559,028

Title of each class	Name of each exchange on which registered
Common	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

The issuer's revenue for its most recent fiscal year (2006) was $9,315,827.

The Company’s common stock is not listed on any exchange or over the counter and does not have a stock ticker symbol.

The number of issuer’s outstanding shares of common stock as of December 31, 2006 was 134,343.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I	3
DESCRIPTION OF BUSINESS	3
DESCRIPTION OF PROPERTY	8
LEGAL PROCEEDINGS	9
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
PART II	9
MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK	9
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	22
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS	23
CONTROLS AND PROCEDURES	23
OTHER INFORMATION	24
PART III	25
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	25
EXECUTIVE COMPENSATION	27
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	27
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	28
EXHIBITS	29
PRINCIPAL ACCOUNTANT FEES AND SERVICES	30
SIGNATURES	31

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Deja Foods’ actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

        Founded in 2003, we were a nationwide food distributor that offered food products in bulk quantities for sale to price sensitive, high volume purchasers such as prisons, mental health facilities and governmental agencies, which we refer to as the "institutional" part of our business. We also sold our food products in bulk directly and through distributors to deep discount food stores ranging from small independent retailers to chain discount stores, such as Dollar Tree, 99 Cents Stores and Big Lots. We refer to our sales to discount food stores as the "retail" part of our business.

        Often, we obtained the food products we sold to our institutional and retail customers from manufacturers who contacted us regularly when they experienced over production, cancelled orders or label changes. These manufacturers regarded our distribution systems as an efficient way to liquidate their inventory without using their own sales networks. In overstock situations, these manufacturers were willing to deeply discount their prices to us because our distribution channels did not compete with their customary sales channels. We made these "opportunity" purchases from a number of multinational food manufacturers, including Con Agra, Del Monte, National Frozen Foods and Cool Brands.

        We also arranged for "continuity" purchases of food products on a regular and ongoing basis from specific manufacturers which we sold to our retail and institutional customers. Many of our food products, which we obtained regularly from domestic and overseas manufacturers, were manufactured for us under our own "Deja Foods™" label.

Operations Prior to Filing for Bankruptcy

        As described above, we sold food products in bulk quantities to price sensitive institutional purchasers such as prisons, mental health facilities, food banks and governmental agencies. We also sold bulk quantities of food products, directly and through distributors, to our retail customers including deep discount food stores ranging from small independent retailers to chain discount stores, such as Dollar Tree, 99 Cents Stores and Big Lots.

        We also often obtained the food products we sold to our institutional and retail customers from manufacturers who contacted us regularly when they experienced over-production, cancelled orders or label changes. We made these opportunity purchases from a number of multinational food manufacturers, including Con Agra, Del Monte, National Frozen Foods and Cool Brands. We had no agreements with any manufacturer. Rather, we were contacted by manufacturers by telephone or email to determine if we were interested in a particular purchase from them. We then confirmed such purchases by purchase orders.

        With respect to both our retail and institutional food business, we often arranged for continuity purchases of food products on a regular and ongoing basis from specific manufacturers. Products that were regularly available to our customers, were primarily imported canned food products which are generic in nature. These products were purchased from overseas manufacturers, also called "packers". The packers buy and can various crop products and then obtain order level estimates from customers such as our Company. Until we confirmed orders with purchase orders there was no commitment on our part to purchase these items or on the part of the packer to sell them. If the packer's supply of product were not available to us, as we found in certain instances, we could find alternative suppliers for the product. However, the price from the alternative supplier in many instances was higher than that of the original supplier. In addition to selling these food products to our customers, we also sold our imported food products directly to U.S. food distributors through an office we maintained in New York City. Other than an agreement with one customer, which did not guarantee any minimum purchases by the customer nor commit us to any minimum sales, we had no agreements with customers for such purchases and merely confirmed each purchase or sale of any food products by purchase order.

        We aggressively sought to make opportunity food purchases from manufacturers who had product available as a result of over production, cancelled orders or label changes as this is where we experienced our highest profit margins while offering our customers the deepest discount. We also arranged for the continuity purchase of food products, often under our own "Deja Foods™" brand name, on a regular basis from specific manufacturers. The types of food products we purchased included:

• Canned fruits and vegetables

• Snacks and candy

• Frozen foods

• Deli meats and cooked poultry

• Frozen desserts

• Beverages

• Dairy products

• Ice cream appetizers

• Concentrates

        We distributed our institutional food products primarily to large vendors that were generally motivated by price and were flexible on the brands and products they purchased. Food manufacturers typically do not seek out these customers because these customers tend to shop each time they procure goods in order to realize the best possible value. Therefore, when we sold products that we purchased from a manufacturer as a result of over-production, we were reasonably assured that the sale would not create conflicts within the manufacturer's normal chain of distribution, because we did not resell to the manufacturer's customers.

        Prior to the bankruptcy filing as of August 14, 2006 our corporate offices were located in Encino, California, and we warehoused our products using rented warehouse centers in Modesto, California and Denver, Pennsylvania. Our food manufacturers shipped food product directly to these warehouse centers where the products were inspected and delivered primarily to our institutional customers within the warehouse center's service area. We also used these warehouses to purchase and inventory food products in the proper "mix" so that our inventory was sufficiently broad to service our customers' needs. The benefits of having these rented warehouse facilities within our institutional customers' service areas were significant and included:

• our ability to inspect and control the quality of the food products prior to delivery;

• our ability to prepare orders for customers using a variety of merchandise, thereby allowing the customer to order based on their storage limitations while obtaining volume discounts; and,

• our ability to provide for timely deliveries due to our close proximity to the customer.

        We had no long term agreements with the warehouses in which we rented storage space. Rather, we paid monthly on a pallet or weight basis for all of our food product that was shipped into and out of the warehouse. We believed we would have no difficulty in renting warehouse space in the future as there are adequate supplies of warehouse space in all of our present and anticipated markets.

        Our rented food warehouse in Denver, Pennsylvania, was originally operated under a marketing agreement with M & L Wholesale Foods, LLC. (M&L), a regional food distributor specializing in frozen foods. M & L's customers included discount grocery stores, food cooperatives, church camps, restaurants and prisons. Under the marketing agreement, we stored food products in a rented third-party warehouse at our expense and M & L offered our products and their products for sale to M & L's customer base. M & L then delivered our products, as well as their own, in M & L's trucks to customers located in New York, New Jersey, Pennsylvania, Maryland, Virginia and Delaware. This arrangement allowed us to target M & L's customers for product sales that did not compete with M & L's products and allowed M & L to offer an expanded product line, which was warehoused and financed by us. On December 13, 2005 and effective on August 31, 2005, we acquired all of the outstanding equity interests of M & L for a purchase price of $1,000,000, consisting of $333,334 in cash, $333,333 by delivery of a promissory note to M & L's sole member, Myron D. Stoltzfus, Sr., and the remaining $333,333 by delivery of 10,101 shares of our common stock. We also agreed to pay for M & L's net equity, valued at $362,869 as of August 31, 2005, $237,879 of which was represented by a promissory note and cash. Mr. Stoltzfus was appointed a director of our company and served until his resignation in August 2006.

        Most of the food products that we distributed on a retail basis to our customers were opportunity purchases made by us from food manufacturers such as Con Agra, Del Monte, National Frozen Foods and Cool Brands, who either over produced certain food products, experienced cancelled orders or were required to re-label the food products. As of December 31, 2006 opportunity purchases accounted for approximately 79% of the food products we sold to our retail customers, and the remaining 21% were represented by continuity purchases.  Most of the food products that we distributed to our institutional customers, primarily prisons and food banks, were continuity purchases for which we provided regular food deliveries to the customer. The remaining sales were generated from opportunity purchases. As of August 14, 2006, when we filed for bankruptcy protection, continuity purchases accounted for approximately 71% of the food products we sold to our institutional customers, and the remaining 29% represented opportunity purchases. We sold directly to institutional food customers and we also sold to them through distributors or food service management companies such as Compass Group, Aramark and Geo Group, who distributed directly to primarily jails and prisons nationally. We also sold to internally managed jails and prisons throughout the U.S. We did not have agreements for the sale of food products to any customer.

        We believed that the sources of opportunity food purchases were more than adequate to meet our needs. However, the nature of the food liquidation business required companies like ours to have the financial resources to purchase large quantities of food products on very short notice and often to inventory the products for a period of time before sale. While the profit margins on these food products are significantly higher than traditional food product sales, access to funding was necessary to purchase and warehouse the products. Accordingly, our operations and growth were severely limited by our ability to promptly finance opportunity and continuity food purchases.

Strategy

        Our goal was to become a leading national supplier of low-priced food products to retail and institutional customers. We sought to realize our goal through increasing the volume and variety of our food products by expanding our opportunity product purchases and increasing the food production from our continuity food manufacturers, who were primarily located in Southeast Asia. We also intended to add additional warehouse centers around the country to reduce the freight costs of our food products. Freight costs were a large part of our cost to purchase food products. We believed the freight costs could be substantially reduced by paying bulk freight charges into our own warehouse centers before delivering smaller food quantities directly to our customers using our own trucks or third-party transportation.

        We sought to purchase, from time to time, smaller food distributors in markets we did not serve in order to expand the geographical coverage of our distribution and to take advantage of the customer base these small distributors had developed. If our geographical distribution had expanded as planned, representation in these new markets would have allowed us to reduce our inventory levels of overstocked goods by increasing our customer base. We did not enter into any agreements to acquire any such food distributors, other than the agreement we entered into to acquire M & L. We may enter into such agreements in the future after exiting bankruptcy proceedings.

Competition

        The discount food distribution business to both retail and institutional customers is highly competitive and includes a number of competitors with greater resources, market presence and name recognition than we did. These competitors in our market area included institutional distributors such as Good Source, Shaver Foods and Somerset Farms. Retail competitors include Bazaar, Glen Distributors, Betty, Inc. and Bargain Wholesale, a division of 99 Cents Stores.

        Competitive factors in the industry include access to funding necessary to make large quantity of food purchases, price, reliability of on-time delivery of food products; and food quality. While we did not have the financial resources of many of our competitors, which limited our purchases and therefore our sales volumes, we believe our low prices, prompt delivery and high food quality would allow us to compete effectively.

Marketing

        In general, we relied on word-of-mouth, customer satisfaction and the reputation of our Chief Executive Officer, who has been involved in the food liquidation industry for over 12 years, to attract both new customers and new vendors. In addition, we regularly attended, as well as exhibited at, national and international trade shows that bring together institutional and retail food purchasers and food product suppliers. Our Chief Executive Officer and our sales manager contacted prospective and existing customers and vendors on a regular basis. We also maintained regular contact with our customers and vendors through broadcast facsimiles, telephone calls and trade shows.

Regulation

        We were not subject to any material regulations concerning the importing of food products, although the type and variety of imported food products are subject to government regulation resulting from the federal government's power to restrict imports due to public health issues or the import tariffs or other restrictions on food imports from various countries from time to time. We are not aware of other material governmental regulations which may affect our business.

Employees

        As of December 31, 2006 we did not have any full-time employees. Our performance and continued development are substantially dependent on the ongoing services of our executive officer and on our ability to hire, retain and motivate other key employees to support our exit from bankruptcy proceedings. In May 2005 we entered into a two year employment agreement with Rick Saperstein, our CFO. In August 2005 we entered into a three year employment agreement beginning September 2005 with Myron Stoltzfus, our senior vice president. These agreements became null and void upon their resignations effective August 14, 2006. We do not have any other employment agreements and we do not have "key person" life insurance policies on the life of our chief executive officer.

Stock Split

As of the Effective Date, Deja Foods, Inc. as a part of it Reorganization Plan effected a 1 for 33 reverse common stock split for Deja Foods, Inc. shareholders holding common stock prior to the effective date. The shares of stock held by David Fox prior to the effective date have been cancelled and excluded from the stock split. Earnings per share in 2006 and 2005 have been computed giving retroactive effect to the reverse stock split.

The total number of authorized (25,000,000) and issued (10,000,000) common stock shares were changed by the Reorganization Plan. The stock split requires retroactive restatement of all historical shares and per share data in the year ended December 31, 2006. All share numbers and per share amounts have been restated throughout this Annual Report.

Reports to Security Holders

(1)	Deja Foods will furnish shareholders with annual financial reports certified by Deja Food's independent accountants.

(2)
Deja Foods is a reporting issuer with the Securities and Exchange Commission.  Deja Foods files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as required.

(3)
The public may read and copy any materials Deja Foods files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

        The shares of common stock offered by us involved a high degree of risk and represented a highly speculative investment. An investor should not purchase these shares if they cannot afford the loss of their entire investment. In addition to the other information contained in this annual report, the investor should carefully consider the following risk factors in evaluating our company, our business prospects and an investment in our shares of common stock.

We Have Suffered Significant Losses Since Inception Which Has Impaired Our Working Capital and Limited Our Operations. Future Losses, if Any, Could Further Impair Our Working Capital and Require Us to Cease Our Operations and Seek Bankruptcy Protection Again.

        Since inception on August 7, 2003 through December 31, 2006, we have suffered aggregate losses of $9,840,601. At December 31, 2006 our working capital was $(9,035,352). The lack of working capital caused us to cease operations and seek bankruptcy protection on August 14, 2006.  We are in default in connection with four loans extended to us. If we are unable to bring the loans current or make other arrangements with the lenders, we could be subject to litigation, including the foreclosure of our assets.

        We are in default in connection with monthly payments due on four loans advanced to us. These loans are comprised of (1) two notes payable to M & L Wholesale Foods in the face amounts of $333,000 and $173,000, (2) a loan payable to Deja Plus High Yield Income Fund in the amount of $2,477,000 and (3) a loan evidenced by convertible debentures issued to investors in the amount of $618,500. As a result of these defaults, we are also in technical default under the terms of our credit facility with Laurus Master Fund, Ltd., pursuant to which a default under any other loan arrangement constitutes a default under the Laurus Master Fund, Ltd. credit facility.

        If we are unable to bring payments on these loans current or to make arrangements with the lenders to waive any claims for default, we may be subject to litigation which could include an attempt to foreclose upon our assets, as well as obtain judgments against us. Any such litigation will be expensive, time-consuming and result in our inability to continue our business operations once emerging from bankruptcy protection.

We Have No Written Agreements Regarding the Purchase of Food Products from Manufacturers or the Sale of Food Products to Customers and Therefore We Cannot Assure That We Will Be Able to Purchase or Sell Food Products.

        We have no agreements with any food product suppliers to provide us with food products. We also do not have any contracts with customers which require them to purchase food products from us. All food products we purchase or sell are confirmed solely by purchase order. Accordingly, we cannot assure that we will have the ability to purchase sufficient quantities of food products for resale, nor can we assure that we will be able to sell food products that we do purchase.

If We Are Unable to Raise Additional Funds, Our Ability To Operate is Questionable.

        In order to close opportunity purchases of bulk quantities of food products directly from food manufacturers, we must have funds readily available for these purchases. In order to support our customer base and generate revenue, we need to be able to pay for these bulk food purchases. However, if we are unable to obtain additional financing, we will be unable to make our opportunity purchases which in turn will prevent us from supporting our customer base and generating revenue.

We May Be Required to Rescind Up To $618,500 of Securities Purchased by Other Investors.

        Between November 2005 and January 2006 we issued $1,153,500 face amount of debentures and $632,250 warrants in consideration for retirement of loan payable—affiliated company of $1,133,500 and $20,000 cash. We also issued 1,053,550 warrants to the Laurus Master Fund, Ltd. as additional consideration for an asset based line of credit made to us. These sales may not have been eligible for an exemption from registration under the Securities Act of 1933. In the absence of such an exemption, the investors could bring suit against us to rescind their debenture and warrant purchases, in which event we could be liable for rescission payments to these investors. In December 2006, holders of $535,000 in debentures rescinded their debenture agreements and reverted to their prior status as investors in Deja Plus High Yield Income Fund, LLC. In addition, the Laurus Master Fund warrant was cancelled when we filed the voluntary bankruptcy petition.

There is No Current Market for Our Common Stock, Which May Make it Difficult for Investors to Sell Their Common Stock.

        There is no public market for our common stock and there can be no assurance that an active public market will develop in the future. We intend to apply to list our common stock for quotation on the over-the-counter Electronic Bulletin Board once the Company emerges from bankruptcy protection following the effective date of the bankruptcy plan but there can be no assurance that we will obtain such listing or that a trading market will develop in our common stock, or, if developed, will be sustained. Accordingly, our stockholders may not be able to sell their shares should they desire to do so.

Our Majority Stockholder Controlled All of Our Operations and Will Continue to Do So until Emerging from Bankruptcy, Thereby Eliminating the Rights of Any Other Stockholder to Influence Our Operations. Subsequent to Emerging from Bankruptcy, Our Majority Stockholder will still be able to Exercise significant Control over Our Operations.

        Prior to emerging from bankruptcy, David Fox, our Chief Executive Officer, owned 79.9% of our common stock and was able to elect all of our directors and control our operations. Therefore, our other stockholders, did not have any right or ability to influence our operations. Upon emerging from bankruptcy, Grocery Liquidators of America, LLC, a California limited liability company (“GLA”), which is owned 33.33% by Greg Perlman and 66.66% by Coldwater Finance LLC (“Coldwater”) will have a majority ownership of Deja Foods Inc., Coldwater in turn is owned 50% by David Fox and 50% by GH Capital LLC (“GH Capital”). Greg Perlman and David Fox also own all of the interests of B.A.R. Vanowen, LLC, a California limited liability company (“BAR”). GH Capital is owned 50% by Greg Perlman.

As of December 14, 2007 (the Effective Date), Deja Foods changed its name to Buck-A-Roo$ Holding Corporation (“BARHC”) and amended and restated its articles of incorporation to authorize 25,000,000 shares of common stock and effected a 1 for 33 reverse stock split. BARHC will have 10,000,000 shares issued and outstanding. GLA received 4,276,900 shares and BAR received 4,696,058 shares for their respective contribution of assets to BARHC. Laurus Master Fund, Ltd. (“Laurus”) the sole secured creditor of Deja Foods received 500,000 shares and the unsecured creditors of Deja Foods will receive (pro rata in accordance with the amount of the respective claims) 500,000 shares. The remaining Deja Foods shareholders holding common stock prior to December 14, 2007 will hold 27,041 shares after a 1 for 33 reverse stock split. The shares of common stock held by David Fox prior to the Effective Date have been cancelled and are no longer issued and outstanding..

Thus, once emerging from bankruptcy, David Fox will still be able to exercise considerable control over our operations as described above.

DESCRIPTION OF PROPERTY

        Until March 2006, we leased 2,233 square feet of office space for our corporate headquarters at 16501 Ventura Blvd., Suite 608, Encino, California under a lease which was to expire in August 2009 at a monthly rental ranging from $4,689 in 2004 to $5,275 in 2009.

        In November 2005, we entered into a lease for 4,007 square feet in suite 601 at our corporate headquarters to replace our suite 608 space. Since we moved into suite 601 in March 2006, with monthly rent ranging from $9,318 to $10,488, we were no longer responsible for the suite 608 lease. The lease was to expire January 2011. We also leased 2,646 square feet of additional space in Suite 511 at the same address through June 2009 at a monthly rental ranging from $5,500 to $6,000. We subleased 2,117 square feet of the space to Kosmont & Associates, a company controlled by Larry J. Kosmont, a director, through June 2009 but cancellable at our option on six months notice for a rental ranging from $4,500 to $4,900 per month. These leases have been terminated effective with filing of bankruptcy on August 14, 2006.

        As of December 31, 2006, we no longer have warehouse operation centers in Modesto, California and Denver, Pennsylvania. In each case, we had no long-term agreements with the warehouses. Rather, we paid monthly on a pallet or weight basis for all of our food product that is shipped into and out of the warehouse. Pallet fees generally ranged from $4.00 to $8.00 per pallet which covered storage, handling and certain types of losses. We also maintained insurance to cover additional types of losses. Additional warehouse space is available to us throughout the U.S. if needed by us. We have no other material costs associated with rental of warehouse space and believe that there is a significant amount of additional warehouse space available to us if needed.

        We sub-leased 1,200 square feet in New York City which we used to sell our imported food products to U.S. distributors. The term was five years, but the sub-lease could be terminated at any time by the tenant from whom we sub-leased the space upon 90 days notice. The monthly rent was $4,722. The lease was terminated effective August 14, 2006.

        We leased our M & L Wholesale Foods office space in Denver, PA from a company owned by the father of Myron Stoltzfus, an officer/director. The rent was $2,500 per month. The term of the lease was one year, automatically renewing for one year from year to year unless either we or the lessor gave notice. We no longer lease the facility.

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

On August 14, 2006 Deja Foods, Inc and its wholly owned subsidiary M&L Wholesale Foods, LLC filed voluntary petitions for bankruptcy protection under Chapter 11 of the US Bankruptcy Code, filed in the US Bankruptcy Court for the Central Districtof California, The Companies’ Chapter 11 cases were jointly administered by the BankruptcyCourt.  The company has been managing its affairs as a Debtor in Possession.

On October 4, 2007, the Company appeared in the United States Bankruptcy Court to present combined disclosure statements of Deja Foods, Inc. and M&L Wholesale Foods describing their Chapter 11 plan of reorganization.  This joint reorganization plan under which creditors of both companies would receive free trading stock in two reorganized and recapitalized companies in exchange for their debt was approved by the Court.   Under the Plan, the reorganized debtors acquire intellectual property, operating capital, an operating business and other assets of value.

Subsequently, on December 3, 2007, the Bankruptcy Court entered an order confirming the Combined Plan of Reorganization of Deja Foods, Inc and M&L Wholesale Foods. The Reorganization Plan was effective on December 14, 2007.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Our common stock has not been available for trading on the bulletin board or any exchange.

Shares Available Under Rule 144

Prior to the effective date of the Reorganization Plan, we had 4,433,333 shares of common stock outstanding which could be sold at any time under Rule 144. In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.	1% of the then outstanding shares of our common stock; or

2.	The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us. Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least two years previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise of the shares could negatively impact the market price of our common stock. We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.

Holders

As of December 31, 2006, Deja Foods, Inc. had approximately 134,343 shares of $0.001 par value common stock issued and outstanding held by 37 shareholders of record. Our Transfer Agent is Corporate Stock Transfer, Denver, Colorado.

Dividends

Deja Foods, Inc. has not declared or paid any cash dividends on its common stock and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Deja Foods, Inc.'s financial condition and the results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

2005 Stock Option Plan

        In 2004 our stockholders adopted our 2005 Stock Option Plan ("the Plan"), which provided for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 250,000 shares of common stock, consisting of both "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986 (the "Code") and "non-qualified" options. Incentive stock options are issuable only to employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees. In January 2006 the Plan was amended to increase the total number of shares which may be granted to 350,000. The Plan was amended again in February and March 2006 to increase the number of shares which may be granted to 500,000 and 1,000,000, respectively.

        The Plan was administered by our board of directors, which determined which individuals who were to receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that could be purchased under each option, and the option price.

        Options under the Plan were required be granted within ten years from the effective date of the Plan. The incentive stock options granted under the Plan could not be exercised more than ten years from the date of grant except that incentive stock options issued to 10% or greater stockholders were limited to five year terms. All options that were granted under the Plan provided for the payment of the exercise price in cash or by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment.

        The Plan required any unexercised options that expired or that terminated upon an optionee ceasing to be an officer, director or an employee became available once again for issuance.

`All employee stock options were cancelled after filing for bankruptcy protection on August 14, 2006.

Recent Sales of Unregistered Securities

        In the last three years, we have issued the following shares of our unregistered securities:

     (i)  In August 2003 we issued 30,303 shares for $1,000 cash to our founder and Chief Executive Officer, David Fox, and in November 2004 we split the shares on the basis of 3.550972 shares for each share outstanding. All 30,303 shares were valued at $.001 per share and issued for cash, pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). Subsequently, Mr. Fox gifted 303 shares to three individuals.

(ii)  In November 2004 and January 2005 we issued 1,789 shares to the following persons, including the three individuals who received shares from Mr. Fox, all of whom were our employees, directors, consultants or family members or friends of Mr. Fox for cash ($240) or services ($25,000) valued at $.01 to $1.00 per share and pursuant to the exemption provided by Section 4(2) of the 1933 Act:

Name	Number of Shares	Value Per Share	Consideration Received
Shares issued for cash
Ava Fox	303	$0.33	$100
Joshua Fox	303	0.33	100
Stanley and Leah Mitchell, Trustee	122	0.33	40
	728		240

Shares issued for services rendered
Craig Cooper	76	33.00	2,500
Patty Diaz	31	33.00	1,000
Rita Fernandez	31	33.00	1,000
Eden Fox	303	33.00	10,000
Jon Fox	76	33.00	2,500
Tiffany Galvez	31	33.00	1,000
Louis Garcia	31	33.00	1,000
Larry J. Kosmont	76	33.00	2,500
Gregory Margolis	76	33.00	2,500
Scott Matis	31	33.00	1,000
	758		25,000

Shares gifted by Mr. Fox
Justin Borses	76	—	—
Annaka Gorton and Sam Harris	76	—	—
Robbie Fox Productions	152	—	—
	303		—
TOTAL	1,789		$25,240

        (iii)  Between December 2004 and March 2005, we issued a total of 15,152 shares, for $401,000 cash and $99,000 for repayment of loan payable—affiliated company, to the following investors at $33.00 per share.

Name	Number of Shares	Value Per Share	Consideration Received
Shares issued for repayment of loan payable
Compensation Investment Club LLC	379	$33.00	$12,500
Larry J. Kosmont	1,515	33.00	50,000
Gregory Rifkin	303	33.00	10,000
Geoffrey Rouss	45	33.00	1,500
Tri M and ME, LLC	758	33.00	25,000
	3,000		99,000

Shares issued for cash
Betty Bennett	303	33.00	10,000
Linda Nguyen-Bennett	642	33.00	21,174
Matthew Bennett	1,850	33.00	61,048
Barry Cooper	758	33.00	25,000
Hali Gillin	152	33.00	5,000
Neil Gitnick	1,233	33.00	40,700
Michelle Gonzalez and David Machado	1,300	33.00	42,903
Laura Kalb	303	33.00	10,000
Larry J. Kosmont	3,030	33.00	100,000
Melvin Monsher	606	33.00	20,000
Gregory Perlman	308	33.00	10,175
Steven Rottman	455	33.00	15,000
Neal Rubin	303	33.00	10,000
Craig Stevens	303	33.00	10,000
Jill and Britt Terrell, Trustees	303	33.00	10,000
Gregory Wiviott, Trustee	303	33.00	10,000
	12,152		401,000
TOTAL	15,152		$500,000

        (iv)  Between November 2005 and January 2006, we exchanged 10% convertible subordinated debentures to the following persons in the face amounts indicated below for the face amounts of membership interests set forth below. Each investor also received one warrant for each $2.00 face amount of debentures purchased. All of the investors listed below exchanged their interests (at their cost) in the Deja Plus High Yield Income Fund for debentures, except Mr. Mann who purchased $20,000 of debentures for cash. The debentures pay interest at the rate of 10% per annum. Each warrant is exercisable to purchase one share of our common stock until November 30, 2007 for $50 per share.

Name of Purchaser	Compensation Received	Face Amount of Debentures	Warrants
Debentures issued in exchange for membership interests in Deja Plus High Yield Income Fund
Barry Cooper Trust Deeds	$50,000	$50,000	758
Betty Bennett	50,000	50,000	758
Matthew Bennett(1)	300,000	300,000	5,455
Gilbert P. Cohen	10,000	10,000	152
Fred and Allison Doumani	100,000	100,000	1,515
Hali Gallin	50,000	50,000	758
GH Capital, LLC	50,000	50,000	758
Kosmont & Associates, Inc.(1)	350,000	350,000	6,098
Kosmont Operations & Opportunities Locators, Inc.(1)	30,000	30,000	523
Stanley and Lelah Mitchell, Trustees of the Revocable Living Trust of Stanley and Lelah Mitchell	20,000	20,000	303
Gregory Rifkin	50,000	50,000	758
Geoffrey Rouss	23,500	23,500	356
Judd Schwarzman	25,000	25,000	379
Jill and Britt Terrell, Trustees of the Terrell Family Trust	25,000	25,000	379
	1,133,500	1,133,500	18,450
Debentures issued for cash
Lawrence Mann	20,000	20,000	303

Totals	$1,153,500	$1,153,500	19,253

(1)	An additional 10% of warrants were issued for investor purchases over $250,000 face amount of debentures; 15% for purchases over $375,000 and 20% for purchases over $500,000.

         (v)  In December 2005 we issued 10,101 shares of our common stock to Myron Stoltzfus, Sr. in connection with our acquisition of M & L Wholesale Foods, LLC.

        (vi)  In April 2006, we issued a common stock purchase warrant to Laurus Master Fund, Ltd. for the purchase of up to 31,926 shares of our common stock as additional consideration for a credit facility they provided us for up to $5,000,000. The warrant had an exercise price of $0.033 per share with no expiration date.

        (vii)   We issued options to purchase shares of our common stock under our 2005 Stock Option Plan. All employee stock options were cancelled effective with the filing for bankruptcy protection on August 14, 2006.

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

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; plans for opening additional stores, (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Deja Foods’ results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the grocery liquidation industry; the uncertainty of the Company's ability to emerge successfully from bankruptcy and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview of the Business

Overview

We were a nationwide food distributor that offered food products in bulk quantities for sale to price sensitive, high volume purchasers such as prisons, mental health facilities and governmental agencies, which we referred to as the "institutional" part of our business. We also sold our food products in bulk directly and through distributors to deep discount food stores ranging from small independent retailers to chain discount stores, such as Dollar Tree, 99 Cents Stores and Big Lots. We referred to our sales to discount food stores as the "retail" part of our business.

Often, we obtained the food products we sold to our institutional and retail customers from manufacturers who contracted us regularly when they experienced over production, cancelled orders or label changes. These manufacturers regarded our distribution systems as an efficient way to liquidate their inventory without using their own sales networks. In overstock situations, these manufacturers were willing to deeply discount their prices to us because our distribution channels did not compete with their customary sales channels. We made these "opportunity" purchases from a number of multinational food manufacturers, including Con Agra, Del Monte, National Frozen Foods and Cool Brands.

We also arranged for "continuity" purchases of food products on a regular and ongoing basis from specific manufacturers which we sold to our retail and institutional customers. Many of our food products, which we obtained regularly from domestic and overseas manufacturers, were manufactured for us under our own "Deja Foods™" label.

From our inception in August 2003 through August 14, 2006 we experienced rapid growth in sales, marketing, development of a system of rented warehouse capacity and distribution channels situated strategically for geographic coverage, and while creating a corporate infrastructure. We believed that the need to build a corporate structure to ensure adequate personnel to perform the accounting, sales and marketing and distribution functions and to establish a warehouse capacity based upon our specific product inventory requirements was critical to our long term success. We also believed our pallet by pallet warehousing methodology would minimize storage costs and financial commitments as we only rented warehouse space at the time of the actual storage requirement. These corporate level efforts, while developing sales growth in our institutional and retail business, severely impacted our operating margins and cash flow and our overall results during 2005 and the period ended August 14, 2006 culminating in our declaring voluntary bankruptcy on that date.

The report of our independent registered public accounting firm on our financial statements dated April 5, 2006 for the year ended December 31, 2005 expressed substantial doubt about our ability to continue as a going concern based upon our net losses and negative working capital. We believed that our continued existence was dependent upon our ability to achieve four objectives: (1) management emphasis on returning to higher margin business, (2) full integration of the Deja Foods' food service operations with the sales and distribution operations of M & L Wholesale Foods in the Northeastern part of the United States, (3) continuing to build a customer base through improved distribution capabilities, and (4) issuing additional equity or debt securities as appropriate. During the period from January 1 to August 14, 2006, we did not issue any additional securities , we did not achieve these four objectives and filed for bankruptcy protection on August 14, 2006. Our financial statements for the year ended December 31, 2006 reflects the filing of the bankruptcy petition and our subsequent efforts to emerge from bankruptcy protection.

On August 14, 2006, we filed a voluntary bankruptcy petition with the U.S. Bankruptcy Court. Subsequently, on October 4, 2007 we appeared in the United States Bankruptcy Court to present combined disclosure statements of Deja Foods, Inc. and M&L Wholesale Foods describing our Chapter 11 plan of reorganization.  This joint reorganization plan under which creditors of the Debtors receive free trading stock in two reorganized and recapitalized companies in exchange for their debt was approved by the court. Upon the effective date of the Plan (December 14, 2007), the Reorganized Deja Foods and M&L acquired valuable intellectual property (related to Buck-A-Roo$ Stores and exclusive rights to develop, license and/or franchise additional Buck-A-Roo$ Stores),  operating capital (royalty fees on original Buck-A-Roo$ Stores,) and an operating business (100% interest in a fully stocked operating flagship store).  The reorganized M&L Wholesale Foods received a $150,000 cash infusion from Deja Foods to resume their institutional business. We have further described this transaction in Management’s plan of operations below.

Management's Discussion

Year Ended December 31, 2006 Compared to the Year Ended December31, 2005

Sales Revenue and Cost of Sales

Since we ceased operations on August 14, 2006 pending determination of bankruptcy proceedings and obtaining the necessary working capital to reestablish operations at our company and wholly owned subsidiary, it is difficult to compare results for the year ended December 31, 2006 to results for the year ended December 31, 2005. Prior to ceasing operations, we did experience a major increase in cost of goods sold that contributed to our lack of working capital due to:

(1)
Lack of sufficient capital to take full advantage of opportunity purchases presented. Our negative working capital and our cumulative losses inhibited cash flow precluding our ability to obtain product at deeply discounted prices.

(2)
Closing our warehouse sites in Garland, Texas and Savannah, Georgia and moving unsold product from these sites. We often sold products from these warehouses at or below cost in order to avoid the cost of relocating the inventory to our remaining warehouse sites

(3)	Increase in freight costs due to the rising price of fuel.

(4)	Increase in storage costs. Excess inventory resulted in slower inventory turns and higher storage charges.

Our gross profit percentage experienced a significant decrease since December 31, 2005 for the reasons indicated above. We reviewed our product lines (closeouts and continuity) and sales categories (opportunity and retail) and have identified this mix changed from an even split between institutional and retail sales for the year ended December 31, 2005 to a status that has retail sales approaching 70% of sales for the eight months prior to declaring bankruptcy. As indicated in the table below, we experienced significant decreases in gross profit during the year ended December 31, 2006 compared to that for the year ended December 31, 2005.  This was a result of the mix of business, rapid growth in operating costs including the cost of products, inability to pay our vendors and obtain competitively priced products, which in turn left us in a shortage of cash position which impacted our ability to operate.

The table below depicts sales and gross profit comparative data for the twelve months ended December 31, 2006 and 2005:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Net Sales	$9,315,827	$11,214,938
Cost of Sales	$9,139,192	$10,339,956
Gross Profit	$176,635	$874,982
Gross Profit %	1.9%	7.8%

Selling, General and Administrative Expenses

As indicated below, SG & A increased as a percentage of sales for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to several factors including: (1) building an employee base for sales and corporate office operations along with related office expenses and marketing efforts (2) legal and professional fees related to registering our common stock and (3) ceasing of selling product while closing down operations upon filing of bankruptcy. Legal and professional fees related to the registration process were approximately $200,000 for the year ended December 31, 2006. Legal and professional fees not related to the registration process were approximately $305,000 compared to $178,000 during the year ended December 31, 2005, an increase of approximately $127,000, due primarily to increases in directors' fees, investor relations expenses and accounting fees. Demurrage was approximately $98,400, during the year ended December 31, 2006 compared to $0 expended in the year ended December 31, 2005, and represents finance charges on our imported products for time periods we were unable to take possession due to lack of available funds.

	Year Ended December 31, 2006	Year Ended December 31, 2005
Selling Expense	$628,486	$390,672
General & Administrative Expense	$2,458,739	$2,465,592
Total	$3,087,225	$2,856,264
Selling, General & Administrative Expense as a % of Sales	33.1%	25.4%

Impairment Expenses

Since we ceased operations on August 14, 2006 concurrent with the bankruptcy filing we determined that all of the intangible assets should be written off as there were insufficient projected future cash flows to justify maintaining the balance going forward. We recorded an impairment expense of $1,538,489 in accounts receivable and in inventory and wrote these amounts off in conjunction with the filing of our voluntary bankruptcy.  In addition, we wrote down property and equipment to estimated disposal value and the investment in our affiliated company. The total of these adjustments of $3,433,527 were recorded as impairment expense and included in operating expenses for the year ended December 31, 2006.

Liquidity and Capital Resources

As of August 14, 2006 we did not have adequate funds to pay our employees nor obtain products to sell to our customers and effectively ceased operations until such time that we could obtain adequate working capital and resume operating.

The cost and availability of capital resources was a severe limiting factor to our growth and profitability during the year ended December 31, 2006. In an effort to finance desired growth, we aggressively pursued a strategy designed to ensure adequate capital resources for the long term. The objectives that we pursued included the following: (1) obtain adequate working capital as we believed our business model was working but funding growth during our early stages was critical to the success of this model, (2) significantly reducing short term debt, (3) eliminating any potential conflicts of interest with the Deja Plus High Yield Fund, (4) increasing our bank line of credit and borrowing base that reflected our accounts receivable and inventory level requirements, and (5) completing acquisitions that profitably supported our growth objectives. We were not successful in achieving our objectives and as a result we entered bankruptcy proceedings on August 14, 2006.

During the time frames indicated below and ended August 14, 2006 we attempted to accomplish the following prior to our bankruptcy filing:

(1)
In November 2005 through January 2006, we sold $1,153,500 face amount of convertible subordinated debentures and intended to offer up to a total of $5,000,000 of debentures. We sold the debentures in units, each unit consisting of a $10,000 debenture and 5,000 warrants. The warrants were exercisable to purchase our common stock based upon a purchase price of $50 per share at any time up until November 30, 2007. The debentures, issued in $10,000 denominations, were convertible into our common stock based upon a purchase price of $33.00 per share at any time up until November 30, 2007. The debentures were to pay interest until conversion or maturity on November 30, 2007 at the rate of 10% per annum, payable monthly. The debentures were unsecured and subordinated to all of our secured debt, including our lines of credit. We believed that had we sold the maximum $5,000,000 offering, this debenture financing would have provided us adequate working capital, enabled us to finance our M & L Wholesale Foods acquisition, repay the bridge loan due March 31, 2006 and fully or partially replace the Deja Plus High Yield Income Fund debt with debt that would have had a lower cost of funds to us. In December 2006, holders of $535,000 in convertible debentures rescinded their debenture agreements. The holders have thereby reverted to investors in Deja Plus High Yield Income Fund, LLC.

(2)
Recognizing that we were unable to raise an adequate level of working capital, we continued our efforts to obtain a long term revolving credit facility to meet our sales growth objectives and reduce short term debt including the Neptune loan. We also recognized that we had to take active internal steps to reduce our negative working capital situation. During the six months ended June 30, 2006 we reduced our warehousing operations in Texas and Georgia in order to eliminate operating and overhead expenses, focused our M & L subsidiary operations on higher margin business, initiated longer payment terms with our vendors, and extended our note with M & T Bank for an additional 90 days. On March 28, 2006 we signed a commitment letter with the Laurus Master Fund, Ltd. for a three year revolving credit facility with an interest rate of prime plus 3% subject to a floor of 10%. The facility had a maximum availability of up to $5,000,000 based upon accounts receivable at an advance rate of 90% of eligible accounts and an advance rate of 60% of eligible inventory capped at $2,500,000. The credit facility closed on April 21, 2006 and we were funded in the approximate amount of $2,500,000 on April 25, 2006. Included in the initial funding was an over formula advance of $500,000 that was required to be repaid within six months. We utilized these funds as indicated above including repaying Neptune Company Asset Holdings, M & T Bank and Celtic Capital Corporation. Laurus Master Fund, Ltd. received a common stock purchase warrant for the purchase of up to 31,926 shares of our common stock for $0.033 per share as additional consideration for the credit facility. The warrant was valued at $1,053,550. and reflected as a liability and debt discount on our balance sheet. The debt discount was netted against the line of credit facility on the balance sheet and amortized to interest expense initially over the three year term of the line of credit facility using the effective interest method. We did not believe use of the Laurus Master Fund, Ltd. for working capital was in conflict with the Deja Plus High Yield Income Fund as we were only required to use the Deja Plus High Yield Income Fund subject to the Fund having additional funds available and as of March 31, 2006 we had used all funds available for lending to us from the Fund and have received no further funding from the Fund. In conjunction with our filing for voluntary bankruptcy and the settlement of our obligation to the Laurus Master Fund we transferred accounts receivable and inventory to Laurus as collateral and recorded the difference between the book value of accounts receivable and inventory at the time of transfer and the amount of the Laurus liability settled as impairment expense in our financial statements.

(3)
Subsequent to our funding by Laurus Master Fund, Ltd., our negative working capital position combined with the need to continue to pay down our accounts payable vendors and additional operational losses resulted in us not making required payments due on loans described below:

(a) Note payable to former owner of M & L Wholesale Foods—as of July 10, 2006, for non-payment of interest, we were in default on a note with a balance of approximately $333,000, with a stated maturity date of February 2007. Payments of interest only at the rate of 6% per annum were payable monthly. The default provisions of the note stated that the holder could declare the entire unpaid balance of the note and all accrued unpaid interest immediately due. Additionally, the default interest rate was 12% per annum. As an unsecured creditor, the former owner of M&L Wholesale Foods received a prorated share of the common shares issued on the effective date of the reorganization plan.

(b) Note payable to former owner of M & L Wholesale Foods—as of June 25, 2006, for non-payment of principal, we were in default on a note with a balance of approximately $173,000, with a stated maturity date of February 2007. Principal of $10,000 was payable semi-monthly and interest at the rate of 9% per annum was payable monthly. The default provisions of the note stated the holder could declare the entire unpaid balance of the note and all accrued unpaid interest immediately due. Additionally, the default interest rate was 12% per annum. On July 17, 2006, the holder issued a notice of default. As an unsecured creditor, the former owner of M&L Wholesale Foods received a prorated share of the common shares issued on the effective date of the reorganization plan.

(c) Loan payable to Deja Plus High Yield Income Fund—we did not make interest payments due after April 1, 2006. The loan had an approximate balance of $2,477,000 as of December 31, 2006 and runs through March 2009. Monthly interest is currently approximately $20,000. There is no accelerating feature if payments are not made. The notes were still outstanding as of the date we filed for bankruptcy protection through confirmation of the Reorganization Plan on December 3, 2007. As of the effective date of the Reorganization Plan (December 14, 2007), a majority of the investors in the Fund had abandoned their interests in the Fund.

(d) Convertible debenture notes payable—we did not make interest payments due May 1 through December 31, 2006. The notes had a balance of $618,500 and were due November 30, 2007. Monthly payments were currently approximately $9,600, consisting of interest only at the rate of 10% per annum. During December, 2006, holders of $535,000 in convertible debentures, with related warrants for 8,970 shares of common stock, rescinded their debenture agreements.

These payment defaults also caused a technical default on our line of credit with Laurus Master Funds, Ltd. The line of credit originally expired in April 2009 with interest at 3% per annum above the prime rate and had a balance of approximately $2,438,000 as of September 30, 2006. When we defaulted, the lender had the right to demand repayment of the loan in full, the ability to foreclose upon our assets and to increase the interest rate by 1.5% per month. During the year ended December 31, 2006, accounts receivable with a book value in the amount of $874,905 and inventory with a book value in the amount of $1,086,206 were transferred to Laurus Master Fund (senior secured creditor) as collateral in partial satisfaction of the outstanding obligation due Laurus Master Fund in conjunction with the filing of the voluntary bankruptcy petition. In addition as a component of the Reorganization Plan, Laurus Master Fund received 500,000 shares of Deja Foods and 500,000 shares of the M&L Wholesale Foods.

Resolution of our default with the loans above and the line of credit with Laurus Master Funds is addressed below in our Management’s Plan of Operation.

Working Capital

Net working capital is an important measure of our ability to finance our operations. While our net working capital at December 31, 2005 was negative and remained negative during the period January 1, 2006 through August 14, 2006; we believed that when other factors were considered, including our investment in and the use of the Deja Plus High Yield Fund, our asset based line of credit with Laurus Master Fund, Ltd. and our accounts receivable turnover, we had a minimum essential level of capital available to meet our needs. As indicated in our description of subsequent events and our filings in US Bankruptcy Court, we did not have the necessary level of working capital to sustain operations during the period following June 30, 2006 and subsequently filed for bankruptcy protection on August 14, 2006.

We do not have any off-balance sheet arrangements.

Management’s Plan of Operation

As discussed in this annual report, we filed for bankruptcy protection on August 14, 2006. Subsequent to that date, we developed and presented to the Bankruptcy Court a Reorganization Plan that has been confirmed and was effective on December 14, 2007 (Effective Date). The following is a summary of the material terms of the Reorganization Plan as it was confirmed by the Bankruptcy Court. At the time the Debtors filed their petitions, David Fox owned approximately 80% of the issued and outstanding shares of Deja Foods and public shareholders owned 20% of the issued and outstanding shares. Grocery Liquidators of America, LLC, a California limited liability company (“GLA”), is owned 33.33% by Greg Perlman and 66.66% by Coldwater Finance LLC (“Coldwater”). Coldwater in turn is owned 50% by David Fox and 50% by GH Capital LLC (“GH Capital”). Greg Perlman and David Fox also own all of the interests of B.A.R. Vanowen, LLC, a California limited liability company (“BAR”). GH Capital is owned 50% by Greg Perlman.

GLA owns and operates two Buck-A-Roo$ discount stores in California. BAR owns a license from GLA to open and operate a Buck-A-Roo$ store in Van Nuys, California. On the Effective Date the following transfers occured:

1.
GLA transfered to reorganized Deja Foods all intellectual property which relates to the ownership, development and management of Buck-A-Roo$ stores; all know-how of GLA related to the staffing, procurement of goods, store merchandising, and accounting procedures of Buck-A-Roo$ stores, and the exclusive rights of GLA to develop Buck-A-Roo$ stores;

2.	GLA terminated its relationship with those employees who are necessary to manage and operate the Buck-A-Roo$ business and permited the reorganized Deja Foods to hire such employees;

3.
GLA entered into a license agreement with the reorganized Deja Foods pursuant to which GLA will pay royalty income from its two existing Buck-A-Roo$ stores in California to Deja Foods at the rate of 5% of gross sales payable monthly in arrears; and

4.
BAR contributed to reorganized Deja Foods a 100% ownership of its right to own, develop and operate a Buck-A-Roo$ store in Van Nuys, California including the assignment of all assets and leasehold interests.

As of the Effective Date, Deja Foods changed its name to Buck-A-Roo$ Holding Corporation (“BARHC”) and amended and restated its articles of incorporation to authorize 25,000,000 shares of common stock and effect a 1 for 33 reverse stock split. BARHC will have 10,000,000 shares issued and outstanding. GLA received 4,276,900 shares and BAR received 4,696,058 shares for their respective contribution of assets to BARHC. Laurus Master Fund, Ltd. (“Laurus”) the sole secured creditor of Deja Foods received 500,000 shares and the unsecured creditors of Deja Foods received (pro rata in accordance with the amount of the respective claims) 500,000 shares. The remaining Deja Foods shareholders holding common stock prior to the Effective Date will hold 27,041 shares after a 1 for 33 reverse stock split. The shares of common stock held by David Fox prior to the Effective Date have been cancelled.

M&L, a wholly-owned subsidiary of Deja Foods, has been reorganized by conversion from a limited liability company to a Nevada corporation and resumption of institutional sales and other business operations previously operated by Deja Foods. M&L changed its name to DFGS Deja Foods Government Services (“DFGS”). DFGS is authorized 25,000,000 shares of common stock and will have 10,000,000 shares of common stock outstanding. BARHC contributed $150,000 and the assets and liabilities related to the institutional sale business to DFGS in exchange for 9,000,000 shares of common stock. DFGS has issued 500,000 shares to Laurus and 500,000 shares (pro rata in accordance with the amount of respective claims) to the unsecured creditors of M&L.

Under the terms of the Reorganization Plan, BARHC is obligated to repay GLA $125,000 of indebtedness advanced by GLA to Deja Foods under the filing of the Chapter 11 proceeding. This indebtedness is classified as an Administrative Claim under the Bankruptcy Code and the Reorganization Plan. BARHC will make interest only payments on a quarterly basis, commencing on the first day of the first full calendar quarter following the effective date, provided however, that payments shall not begin until payment of all creditors and interest holders have received the distribution or payments that they are entitled to under the Reorganization Plan. Under the Reorganization Plan, the final payment to creditors is due as late as August 14, 2011. The principal share will be due on the first day of the first full month following the last payment to creditors under the Reorganization Plan, but in no event sooner than January 1, 2010.

David Fox continues as the Chief Executive Officer of BARHC and DFGS. He will receive a salary of $7,500 per month from each company and will split his time equally between the companies. He will be entitled to annual increases and bonuses as deemed appropriate by the board of directors of each company. He will be entitled to such other fringe benefits as are adopted by each company for the benefit of their employees generally.

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discussed our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluated its estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation. Management based its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets. The methods, estimates and judgments we used in applying these most critical accounting policies have had a significant impact on the results we reported in our consolidated financial statements.

Loss per share

We presented basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS was computed by dividing reported losses by the weighted average shares outstanding. Diluted EPS was computed by adding to the weighted average shares the dilutive effect if stock warrants were exercised into common stock. For the years ended December 31, 2006 and 2005, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the stock warrants and options on our net loss.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006 and 2005. The fair value of financial instruments, including cash, equals their carrying amount due to their short-term nature.

Income taxes

We followed Statement of Financial Accounting Standard No. 109 (SFAS 109), “Accounting for Income Taxes,” for recording the provision for income taxes. Deferred tax assets and liabilities were computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Segment reporting

We followed Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures About Segments of an Enterprise and Related Information.” We operated as a single segment of business during the year ended December 31, 2006.

Recent Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections.” SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial statements.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (GAAP). SFAS 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.

Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS No. 123(R), Share-based Payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The FASB issued Interpretation no. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-28) form part of the report on the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Deja Foods, Inc. and subsidiary

        We have audited the accompanying consolidated balance sheet of Deja Foods, Inc. and subsidiary (the Company) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deja Foods, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $7,321,848 during the year ended December 31, 2006. The Company also had negative working capital of $9,035,352 as of December 31, 2006. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grobstein, Horwath & Company LLP

Grobstein. Horwath & Company LLP

Sherman Oaks, California
January 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Deja Foods, Inc.

        We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows of Deja Foods, Inc. for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Deja Foods, Inc. for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2,338,618 during the year ended December 31, 2005. The Company also had negative working capital of $2,400,886 as of December 31, 2005. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Mayer Hoffman McCann P.C.

Denver, Colorado
April 5, 2006, except for the first
paragraph of Note 6, as to which
the date is December 14, 2007

DEJA FOODS, INC.
CONSOLIDATED BALANCE SHEET

ASSETS

December 31, 2006

Current Assets
Cash and cash equivalents	$188,902
Prepaid expenses and other	88,605

Total Current Assets	277,507

Other Assets
Deposits and other	1,945

Total Other Assets	1,945

Total Assets	$279,452

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$4,110,660
Notes payable	1,773,353
Loan payable - affiliated company	2,477,013
Current portion of long-term debt	951,833

Total Current Liabilities	9,312,859

Long-Term Debt, net of current portion	-

Stockholders' Deficit
Preferred stock: $.001 par value, 5,000,000 shares
authorized, none issued or outstanding	-
Common stock: $.001 par value, 10,000,000 shares
authorized, 134,343 shares issued and outstanding (Note 6)	134
Additional paid in capital	1,076,979
Receivable from stockholder	(224,919)
Accumulated deficit	(9,885,601)

Total Stockholders' Deficit	(9,033,407)

Total Liabilities and Stockholders' Deficit	$279,452

The accompanying notes are an integral part of these financial statements

DEJA FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005

Sales	$9,315,827	$11,214,938

Cost of sales	9,139,192	10,339,956

Gross Profit	176,635	874,982

Operating Expenses
Depreciation and amortization	73,581	37,791
Impairment of assets	3,433,527	-
Selling, general and administrative expenses	3,087,225	2,856,264

Total Operating Expenses	6,594,333	2,894,055

Loss From Operations	(6,417,698)	(2,019,073)

Other Income (Expense)
Income from unconsolidated subsidiary	22,506	31,803
Interest income	9,044	13,490
Other income	188	40,489
Interest expense	(935,888)	(664,859)

Total Other Income (Expense)	(904,150)	(579,077)

Loss Before Provision for Income Taxes	(7,321,848)	(2,598,150)

Provision (Benefit) For Income Taxes	-	(259,532)

Net Loss	$(7,321,848)	$(2,338,618)

Net Loss Per Basic and
Diluted Share of Common Stock
Weighted Average Number of Common Shares Outstanding
After Giving Effect to 1 for 33 Reverse Stock Split (see note 6)	134,343	123,877

Net Loss Per Share of Common Stock (Note 6)	$54.50	$(18.81)

The accompanying notes are an integral part of these financial statements.

DEJA FOODS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Receivable
	Common Stock		Paid In	From	Accumulated
	Shares	Amount	Capital	Stockholder	Deficit
Balance at December 31, 2004	116,052	$116	$255,847	$-	$(225,135)

Issuance of common stock for cash	7,842	8	258,770	-	-

Issuance of common stock in exchange for repayment
of debt of affiliated company	348	-	11,500	-	-

Stock based compensation expense	-	-	1,274	-	-

Issuance of common stock in connection
with acquisition of subsidiary	10,101	10	333,323	-	-

Net loss	-	-	-	-	(2,338,618)

Balance at December 31, 2005	134,343	134	860,714	-	(2,563,753)

Compensation expense from issuance
of stock options	-	-	192,357	-	-

Change in fair value adjustment of warrants
issued in connection with convertible debentures	-	-	23,908	-	-

Reclassification of receivable from stockholder to equity	-	-	-	(224,919)	-

Net loss	-	-	-	-	(7,321,848)

Balance at December 31, 2006	134,343	$134	$1,076,979	$(224,919)	$(9,885,601)

The accompanying notes are an integral part of these financial statements.

DEJA FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(7,321,848)	$(2,338,618)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Provision for bad debts	(43,778)	52,797
Depreciation and amortization	410,524	150,928
Income from unconsolidated subsidiary	(22,506)	(31,803)
Stock based compensation	192,357	1,274
Deferred taxes	-	(259,532)
Impairment of assets	3,433,527	-
Changes in operating assets and liabilities:	-	-
Accounts receivable	521,973	266,436
Inventories	3,191,925	(1,370,389)
Prepaid expenses and other	(70,555)	30,724
Accounts payable and accrued expenses	472,152	2,327,229

Net cash provided (used) by operating activities	763,771	(1,170,954)

Cash Flows from Investing Activities
Increase in receivable from stockholder	(57,250)	(28,695)
Decrease (increase) in receivable from employees	22,057	(645)
Payment for acquisition	-	(458,334)
Payment of direct costs of M & L acquisition	(10,751)	(220,119)
Capital expenditures	(28,882)	(56,310)
(Increase) decrease in deposits	35,637	(31,679)
Distributions from unconsolidated subsidiary	13,190	40,478

Net cash used by investing activities	(25,999)	(755,304)

Cash Flows from Financing Activities
Bank overdraft	-	(111,456)
Debt issuance costs	(204,636)	(198,723)
Net proceeds from notes payable - bank and warrants	1,500,474	929,914
Principal payments on notes payable	(1,956,014)	-
Net proceeds from loan payable - affiliated company	131	1,157,366
Proceeds from (principal payments on) long-term debt	1,457	(20,616)
Proceeds from issuance of debenture	-	20,000
Issuance of common stock	-	258,778

Net cash (used) provided by financing activities	(658,588)	2,035,263

Net Increase in Cash and Cash Equivalents	79,184	109,005

Cash and Cash Equivalents, Beginning of period	109,718	713

Cash and Cash Equivalents, End of period	$188,902	$109,718

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest	$649,203	$715,442
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DEJA FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Year Ended December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for repayment of loan
payable-affiliated company	$-	$11,500

Retirement of loan payable-affiliated company through
issuance of convertible debentures	75,000	1,058,500

Change in fair value adjustment of warrants related to convertible debentures	23,908	-

Furniture and fixtures acquired in connection with
obligation under capital lease	39,037	-

Transfer of accounts receivable and inventory in partial
settlement of Laurus liabilities	$422,622

Recission of convertible debentures	535,000

Supplemental cash flow information regarding the Company's
acquisition of M & L Wholesale Foods, LLC is as follows:

Fair value of assets acquired	$-	$2,823,709
Less liabilities assumed	-	(1,460,830)
Net assets acquired	-	1,362,879
Less debt issued	-	(571,212)
Less common stock issued	-	(333,333)
Cash paid during the year towards the acquisition	$-	$458,334

The accompanying notes are an integral part of these financial statements.

Deja Foods, Inc
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Deja Foods, Inc. (the "Company") was incorporated in Nevada on August 7, 2003 primarily to distribute food products to retailers, food banks, distributors, and government institutions on a wholesale level.  As indicated in Note 13, on August 14, 2006 the Company and its subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code, in the US Bankruptcy Court for the Central District of California, San Fernando Valley Division, bankruptcy case numbers SV 06-11351-KT and SV 06-11352-KT, respectively.  The Company and its subsidiary have been managing their affairs as debtors in possession. On December 3, 2007, the Bankruptcy Court confirmed the Reorganization Plan for the two companies with an effective date of December 14, 2007. A summary of the plan is included in Note 13.

Basis of Presentation

 The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and become profitable. The Company's continued existence is dependent upon its ability to achieve its operating plan.

As indicated in Note 13, the Company recently emerged from bankruptcy as a reorganized business. The Plan of Reorganization, as approved by the bankruptcy court, constitutes a comprehensive plan which management believes will allow the Company to continue to operate as a going concern.

Deja Foods, Inc
Notes to Consolidated Financial Statements

These annual financial statements give effect to the August 14, 2006 filing of a voluntary petition under Chapter 11 of the US Bankruptcy Code by the Company.

Principles of Consolidation

        The consolidated financial statements include the accounts of Deja Foods, Inc., and its wholly owned subsidiary M & L Wholesale Foods, LLC. All intercompany transactions and balances have been eliminated in consolidation.

Estimates

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

Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable

        The Company grants credit to all qualified customers. Accounts receivable are carried at cost less an allowance for losses, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for losses, based upon history of past write-offs, collections and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined on the first in, first out basis. Inventory at December 31, 2005 was comprised entirely of products held for sale. Reserves for excess and obsolete or spoiled inventory are based on past historical experience which is applied to current inventory levels to determine estimated future losses.

Property and Equipment

        Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

Classification	Useful Life in Years
Furniture and fixtures	7
Office equipment	5
Vehicles	5-10
Tenant improvements	4

        Depreciation expense was $73,581 and $35,550 for the years ended December 31, 2006 and 2005, respectively.

Deja Foods, Inc
Notes to Consolidated Financial Statements

Identifiable intangible assets

        Only intangible assets purchased are capitalized. The Company does not capitalize internally generated intangible assets or goodwill. Intangible assets other than goodwill are amortized using the straight-line method over their estimated period of benefit, of three years (customer list) and 20 years (fictitious name). The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. All of the Company's intangible assets other than goodwill are subject to amortization. At least annually, the Company tests its identified intangible assets for impairment. In addition, the Company also tests such intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of identified intangible assets may not be recoverable. Impairment losses for intangible assets, which consisted of fictitious name and customer list, were recognized for the year ended December 31, 2006 in the amount of $699,758 and are discussed in Note 2. No intangible impairment losses were recorded during the year ended December 31, 2005.

Goodwill arising from business combinations

        Under Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets", goodwill is not amortized, but is instead tested for impairment at least annually. At least annually, the Company tests its goodwill for impairment. In addition, the Company also tests its goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Impairment losses for goodwill were recognized for the year ended December 31, 2006 in the amount of $669,097 and are discussed in Note 2. No impairment losses for goodwill were recorded during the year ended December 31, 2005.

Long-Lived Assets

        The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Impairment losses for accounts receivable, inventory, property and equipment, and other long lived assets including an investment in a related party were recorded during the year ended December 31, 2006 and are discussed in Note 2. No impairment losses were recorded during the year ended December 31, 2005.

Debt Issuance Costs

        Debt issuance costs are amortized to interest expense over the term of the related loan using the straight-line method, which approximates the effective interest method.

Investment

        The Company's investment of amounts less than 20% of the equities of a limited liability company is accounted for under the equity method as the Company exercises significant influence over the operating and financial activities of the limited liability company. Accordingly, this investment is carried at cost, adjusted for the Company's proportionate share of the limited liability company's earnings or losses and distributions received.

Revenue Recognition

        The Company recognizes revenue from sales of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller's price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives and accepts the product or at the time title passes to the customer. Sales incentives and returns are estimated and recognized at the date of shipment based upon historical activity which is applied to current sales levels and current agreements with customers. The Company evaluates these estimates on a regular basis and revises them as necessary.

Deja Foods, Inc
Notes to Consolidated Financial Statements

Income taxes

        The Company's stockholders had elected to be taxed under Subchapter S of the Internal Revenue Code; accordingly, the stockholders were responsible for taxes on corporate income. The Company's S election was revoked in December 2004.

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Advertising

        The Company advertised primarily through print media. The Company's policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $10,257 and $16,541 and for the years ended December 31, 2006 and 2005, respectively.

Stock Based Compensation

        The Company has adopted the fair value method of accounting pursuant to SFAS No. 123, Accounting for Stock Based Compensation, for all issuances of stock options to non-employees of the Company. Through December 31, 2005, the Company continued using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for all stock options issued to employees. On January 1, 2006, the Company was required to follow the provisions of SFAS No. 123R, "Share-Based Payment". Under APB No. 25, compensation cost is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. Stock based compensation expense in the amount of $192,357 and $ 0 was recognized for the years ended December 31, 2006 and 2005, respectively, relative to the granting of stock options to the Company's employees.

        Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment ("SFAS 123R"), which requires companies to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as provided by SFAS 123, Accounting for Stock Based Compensation ("SFAS 123"). Compensation expense was recognized for the year ended December 31, 2006 relative to the granting of stock options to the Company's employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 included compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adoption the new standard. During the year ended 2006, the Company recorded $192,357 in compensation expense in accordance with SFAS 123R. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income (loss) and income (loss) per share would be increased to the following pro forma amount:

Deja Foods, Inc
Notes to Consolidated Financial Statements

2005
Net loss	$(2,338,618)
Stock based compensation expense, net of tax	767
Less stock based compensation expense determined under fair value based methods for all awards, net of tax	(8,087)

Pro Forma Net Loss	$(2,345,938)

Net loss per basic and diluted share of common stock
As reported	$(18.81)
Pro forma	$(18.81)

        The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2005 and 2006:

	December 31, 2006	December 31, 2005

Risk-free interest rate	3.82%	3.82%
Expected term	5 years	5 years
Expected volatility	.5%	.5%
Expected dividend yield	0%	0%

        Expected volatility was calculated using the minimum method for the year ended December 31, 2005.

2006 stock based compensation expense was included in the income statement for the year ended December 31, 2006.

Comprehensive Income

        Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders' equity that, under U.S. generally accepted accounting principles are excluded from net income (loss). Such items consist primarily of unrealized gains and losses on marketable equity securities and foreign translation gains and losses. The Company has not had any such items in 2006 or 2005 and, consequently, net income (loss) and comprehensive income (loss) are the same.

Shipping and Handling Costs

        The Company included shipping and handling costs in cost of sales.

Net Income (Loss) Per Share of Common Stock

Basic earnings (loss) per common share is calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and other dilutive securities using the "treasury stock" method. Outstanding options, warrants and convertible securities to purchase 16,212 and 59,205 shares of common stock for the years ended December 31, 2006 and 2005, respectively, are not included in the computation of diluted loss per share as the effect of the assumed exercise of these options, warrants and other dilutive securities would be antidilutive.

Deja Foods, Inc
Notes to Consolidated Financial Statements

        The basic and diluted earnings per share are the same. Warrants and stock options are potentially dilutive but were anti-dilutive for the years ended December 31, 2006 and 2005.

 Recently Issued Accounting Standards

                In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that "…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…". This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The adoption of this Statement did not have any effect on the Company's financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, which amended APB opinion No. 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The adoption of this Statement did not have any effect on the Company's financial position or results of operations.

Deja Foods, Inc
Notes to Consolidated Financial Statements

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS 123R), which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123R until the issuer's first fiscal year beginning after June 15, 2005. The Company adopted SFAS 123R in the first quarter of fiscal 2006.

        Under SFAS 123R, pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The Company must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retrospective adoption options. Additionally, SFAS 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement and also specifies the treatment of excess tax benefits associated with stock compensation.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company adopted the requirements of SFAS 123R and SAB 107 and the adoption of SFAS 123R had a material impact on the Company's consolidated results of operations and earnings per share.

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company adopted SFAS 154 and it did not have any impact on the Company’s results of operations and financial condition.

        In June 2005, the Emerging Issues Task Force issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19" (EITF 05-2). EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on its financial statements.

Deja Foods, Inc
Notes to Consolidated Financial Statements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings.  Management of the Company has evaluated FIN 48 and believes its adoption will not materially impact the consolidated financial statements.

Note 2 - Accounts Receivable, Inventory, Property and Equipment and Other Long-Lived Assets

During the year ended December 31, 2006, accounts receivable with a book value in the amount of $874,905 and inventory with a book value in the amount of $1,086,206 were transferred to Laurus Master Fund (senior secured creditor) as collateral in partial satisfaction of the outstanding obligation due Laurus Master Fund in conjunction with the filing of the voluntary bankruptcy petition. After recognizing impairment expense of $1,538,489 related to these assets, the net credit applied to the satisfaction of debt was $422,622.

Property and equipment was initially written down to estimated recoverable value at June 30, 2006. The Company subsequently has written down the remainder of the property and equipment including vehicle assets written down to the value realized upon their sale of $155,000. Accordingly, this write-down is included in operating expense in the accompanying statements of operations for the year ended December 31, 2006.

Intangible assets, which consisted of fictitious name, goodwill and customer list, were written off in entirety at June 30, 2006.  Accordingly, included in operating expense in the accompanying statements of operations is $1,352,706 related to this write down for the year ended December 31, 2006.

An investment of $330,376 in a related party (Deja Plus Fund, LLC) was considered fully impaired and written off as of June 30, 2006. Total impairment expense of $1,934,074 was recognized for the year ended December 31, 2006.

Depreciation and amortization expenses totaled $73,581 and $37,791 for the years ended December 31, 2006 and 2005, respectively.

Note 3.    M&L Acquisition

        On December 13, 2005 the Company consummated an agreement to acquire all of the outstanding equity interests of M & L Wholesale Foods, LLC ("M & L"). The agreement was originally entered into on August 23, 2005 and was amended and executed by all parties on December 13, 2005. In accordance with the amended agreement, the acquisition of the equity interests of M & L by the Company was effective as of August 31, 2005. For accounting purposes, the results of operations of M & L have been included in the consolidated financial statements of the Company since December 13, 2005.

        M & L is a regional food distributor specializing in frozen foods. M & L's customers are located in the Northeastern United States. The primary reasons for the acquisition were to expand the Company's distribution in the Northeastern United States, to increase the sales to M & L's existing customers by offering them a wider array of products and to reduce costs through economies of scale.

        The aggregate purchase price was $1,362,879 and consisted of the following:

Cash	$458,334
10,101 shares of newly issued Deja Foods common stock	333,333
Promissory note (A)	333,333
Promissory note (B)	237,879

Total	$1,362,879

(A) Interest only at 6% per annum is payable monthly through February 28, 2007 at which time the principal balance becomes due and payable.

Deja Foods, Inc
Notes to Consolidated Financial Statements

(B) Principal of $10,000 is payable semi-monthly. Interest of 9% per annum is payable monthly.

        As partial payment towards the purchase price, the Company issued 10,101 shares of its common stock to the former owner of M & L. This represented approximately 7.5% of the aggregate outstanding shares of the Company after the issuance of those shares. The value of the common shares issued was determined based on the price of shares recently sold by the Company to other unrelated parties. The Company also incurred approximately $220,119 of direct costs for professional fees in connection with the acquisition.

        The purchase price of the acquisition was allocated to tangible and intangible identifiable assets acquired and liabilities assumed based on an independent third party valuation. The excess of the aggregate purchase price over the identifiable net assets acquired was recognized as goodwill in the amount of $669,097.

        The following table summarizes the allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values:

Current assets	$1,445,346
Property and equipment	227,385
Intangible Assets
Fictitious name	636,000
Customer list	66,000
Goodwill	669,097
Total Intangible Assets	1,371,097
Total Assets Acquired	3,043,828
Current liabilities	(1,460,830)
Net Assets Acquired	$1,582,998

        The fictitious name is amortized over 20 years and the customer list is amortized over three years using the straight-line method in accordance with the estimated useful lives determined by an independent valuation.

        The weighted average amortization period for the amortizable intangible assets is approximately 18 years.

        The entire amount of the purchase price assigned to goodwill is expected to be deductible for tax purposes.

        Unaudited Pro Forma Condensed Combined Statements of Operations for the year ended December 31, 2005 is presented below. The unaudited pro forma financial information is not necessarily indicative of what the results of operations would have been if the transaction had occurred at the beginning of the period presented.

Deja Foods, Inc
Notes to Consolidated Financial Statements

Year Ended December 31,
2005
(unaudited)

Sales	$15,449,939

Net Loss	$(2,451,382)

Net Loss Per Basic and Diluted Share of Common Stock
Weighted Average Number of Common Shares Outstanding (Note 6)	133,452

Net Loss Per Share of Common Stock	$(18.48)

Note 4.    Investment in Affiliated Company

        The investment in affiliated company consisted of an approximate 16% interest in Deja Plus High Yield Income Fund, LLC ("Deja Plus") at December 31, 2005.

        Deja Plus was formed in April 2004 for the sole purpose of funding inventory purchases of the Company. The Management Agreement between Deja Plus and the Company, which covers the funding of inventory purchases, expires March 2009. During the term of the Management Agreement, the Company must first look to Deja Plus to fund its inventory purchases. The Company made an investment in Deja Plus in May 2004, at which time funding of inventory purchases began.

        Condensed balance sheet and income statement information for Deja Plus is summarized below:

2005
Condensed balance sheet information:
Due from Deja Foods, Inc.	$2,016,882
Accrued interest—Deja Foods, Inc.	24,451
Other assets (liabilities)	7,093

Members' equity	$2,048,426

Condensed income statement information:
Revenues—entirely earned on loans to Deja Foods, Inc.	$327,955
Expenses	6,393

Net income	$321,562

        The Company adopted FIN 46R as required in 2005. Deja Plus is considered to be a variable interest entity as defined in FIN 46R. However, the Company has determined that it is not the primary beneficiary and therefore, the results of Deja Plus are not consolidated, but instead the Company accounts for its interest using the equity method of accounting. Other than the Management Agreement described above, the Company has no long-term contractual commitments or guarantees to Deja Plus or related thereto so its maximum exposure to loss is limited to its investment, which was approximately $321,060 at December 31, 2005.

As of the date of the Reorganization Plan (December 14, 2007) a majority of the investors in the Fund had abandoned their interests in the Fund. An investment in the Fund of  $330,376 as of December 31, 2006 was considered fully impaired and written off.

Note 5 - Debt and interest expense

In April 2006, the Company obtained a new revolving line ("the Line") of credit facility allowing the Company to borrow up to $5 million based on 90% of eligible accounts receivable and 60% of eligible inventory as defined in the agreement. The term of the Line was for three years. The interest rate is 3% per annum above the prime rate. The initial funding was approximately $2.5 million. Proceeds from the initial funding were partially used to retire the existing Notes Payable with the exception of the Demand Note and the Note Payable to former owner of M & L. The initial funding included a $500,000 over-advance to be repaid within six months.

Deja Foods, Inc
Notes to Consolidated Financial Statements

The lender also received a common stock purchase warrant entitling it to purchase up to 31,926 shares of the Company's common stock for $0.033 per share. In addition, the Company was obligated under a Registration Rights Agreement to file a registration statement with the Securities and Exchange Commission covering the shares of common stock issuable upon exercise of the warrant. The warrant allowed settlement in unregistered shares of the Company's common stock.

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

The warrant was valued at $1,053,550. Since the Company was liable for rescission payments in connection with the note and related warrant, a potential for cash settlement existed whereby, at the option of the holder, the warrant would be redeemed by the Company for a payment of cash to the holder. Therefore, in accordance with the provisions of EITF 00-19 the value of the warrant was reflected as a liability and debt discount on the Company's balance sheet. The debt discount was netted against the related note payable on the balance sheet and was to be amortized to interest expense over the term of the note payable using the effective interest method. This valuation was based on expected volatility of 38%, risk-free interest rate of 4.817%, expected dividend yield of 0% and an expected term of 6 years. In August 2006, the Company was in default of its senior secured debt. Accordingly, the debt became immediately due and payable.  Prepaid loan fees of $230,263 were charged to expense as a result of the acceleration of this debt and reflected in the company’s financial statements for the year ended December 31, 2006. In addition, for the year ended December 31, 2006, to give effect for the bankruptcy filing, the Company in accordance with EITF 00-19 reversed the debt discount, the warrant payable, and the amortized portion of the discount, originally reflected in the company’s financial statements in the amount of $1,053,550 as described above.

Deja Foods, Inc
Notes to Consolidated Financial Statements

The Company defaulted on the two notes payable to the former owner of M & L (one on June 25, 2006 and one on July 10, 2006) because it had not made certain required payments. The default provisions of the notes state the entire unpaid note balance and accrued, unpaid interest may be declared immediately due and the interest rate increased to 12% per annum. In July 2006 the Company was declared in default on one of the two notes, with a principal balance of approximately $173,000.  Interest expense in the accompanying statements of operations includes $23,641 for the year ended December 31, 2006 related to these notes.

The Company did not make interest payments due May 1 through December 31, 2006 on the loan payable to its affiliated company or convertible debenture holders. There is no acceleration feature in either of these obligations for non-payment of interest.

In December 2006, holders of $535,000 in convertible debentures rescinded their debenture agreements. The holders have thereby reverted to investors in Deja Plus High Yield Income Fund, LLC.

The payment defaults on the notes payable to former owner of M & L, loan payable to affiliated company and convertible debenture holders caused a technical default on the April 2006 line of credit. Accordingly, the lender had the right to declare the entire principal balance due in full, foreclose on the Company's assets and increase the interest rate by 1.5% per month. However, the lender did not exercise their rights on this payment default.

A bank demand note (Euphrata National Bank) of $260,000 personally guaranteed by the former owner of M&L was paid by the former owner and in consideration of his paying the amount due, the Company added to its obligation to the owner the amount paid by him.

Note 6 - Stockholders' equity

Stock Split

As of the Effective Date, Deja Foods, Inc. as a part of it Reorganization Plan effected a 1 for 33 reverse common stock split for Deja Foods, Inc. shareholders holding common stock prior to the effective date. The shares of stock held by David Fox prior to the effective date have been cancelled and excluded from the stock split. All share amounts and earnings per share in 2006 and 2005 have been retroactively restated to give effect to the reverse stock split.

The total number of authorized (25,000,000) and issued (10,000,000) common stock shares were changed by the Reorganization Plan.

Preferred Stock

The authorized preferred stock of the Company consisted of 5,000,000 shares, $.001 par value. The preferred stock may be issued in separate series from time to time as the Board of Directors of the Company may determine by resolution, unless the nature of a particular transaction and applicable statutes require shareholder approval. The rights, preferences and limitations of each series of preferred stock may differ, including without limitation, the rate of dividends, methods and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provision (if any), conversion rights (if any), and voting rights. No preferred stock was outstanding as of December 31, 2006.

Common Stock

In January, February and March 2005, 348 shares of common stock were issued in exchange for the repayment of affiliated company debt of $11,500. In addition, 7,842 shares were sold in connection with the Company's private placement of its securities for $33.00 per share.

In December 2005, 10,101 shares of common stock were issued as partial payment of the acquisition price of M & L. These shares were valued at $33.00 per share based on the price of shares recently sold by the Company to other unrelated parties.

Deja Foods, Inc
Notes to Consolidated Financial Statements

2005 Stock Option Plan

In January 2005, the Company adopted a stock option plan (the "2005 Stock Option Plan" or the "Plan"), which provides for the grant of both incentive stock options and non-statutory options. A total of 250,000 shares were reserved for issuance under the 2005 Stock Option Plan.

In January 2006 the Plan was amended to increase the total number of shares reserved for issuance to 350,000. In February and March 2006, the plan was amended again to increase the total to 500,000 and then 1,000,000 shares, respectively.

Options under the Company's 2005 Stock Option Plan are issuable only to eligible officers, directors, key employees and consultants of the Company. The 2005 Stock Option Plan is administered by a committee selected by the Board of Directors, which determines (subject to the limitations of the Plan or any limitations imposed by the Board of Directors) those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price.

The per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted. The aggregate fair market value (determined as of  the date the option is granted) of the common stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive plan stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any incentive stock options under the 2005 Stock Option Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option, determined on the date of grant.

Although 405,000 options were granted and 5,000 options were forfeited during the year ended December 31, 2006, no options have been exercised in accordance with the plan during the year ended December 31, 2006. All employee options were cancelled effective with the filing for bankruptcy protection on August 14, 2006.

A summary of the Company's 2005 Stock Option Plan is as follows:

	2006		2005
	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares
Outstanding at beginning of period	$33.00	8,409	$—	—
Granted	33.00	12,273	33.00	8,409
Exercised	—	—	—	—
Forfeited	(33.00)	(151)	—	—
Cancelled	(33.00)	(20,530)	—	—
Outstanding at end of period	$0.00	—	$33.00	8,409
Options exercisable at end of period	$0.00	—	$33.00	3,258
Weighted average fair value of options granted during the period	$14.85	—	$6.00	—

Deja Foods, Inc
Notes to Consolidated Financial Statements

        The following table summarizes information about stock options outstanding as of December 31, 2005:

	Number as of December 31, 2005	Weighted Average Remaining Contractual Life—In Years	Exercise Price
Options outstanding	8,409	9.24	$33.00
Options exercisable	3,258	9.28	33.00

Note 7 - Commitments and contingencies

Lease Arrangements

The Company leased vehicles and certain office equipment under operating leases.

All leases were terminated by the Company at the time of filing for Bankruptcy under Chapter 11.

Rental expense charged to operations under all non-cancelable operating leases was as follows for the years ended December 31, 2006 and 2005:

	2006	2005
Rental expense	$185,474	$99,922
Sublease rental income	(35,564)	(13,337)
Total	$149,930	$86,585

Marketing Agreement

The Company entered into a marketing relationship with M & L in 2004. The agreement was for three years and was to automatically renew for three-year terms unless terminated by the parties. The products subject to the agreement consisted of "dry food" items. The agreement terminated on August 31, 2005, the effective date of the acquisition of M & L by the Company.

Deja Foods, Inc
Notes to Consolidated Financial Statements

        As part of this agreement, M & L received a commission of 3% of gross revenues under the agreement less sales credits, which amounted to $22,438 for the year ended December 31, 2005. In addition, for its marketing, sales and other responsibilities pursuant to the agreement, M & L received 50% of the gross profits of the transactions subject to the agreement which amounted to $50,000 for the year ended December 31, 2005. For purposes of this agreement, the fees paid to Deja Plus per the Management Agreement were deducted from gross profit.

        In addition, M & L had exclusive rights to market and sell the products owned by the Company and stored in the warehouse space leased by M & L which is located in the Eastern United States, which is considered the distribution area.

Deja Foods, Inc
 Notes to Consolidated Financial Statements

Note 8. Related Party Transactions

Related party transactions not discussed elsewhere are as follows:

Revolving Credit Agreement

In 2003, a revolving credit agreement for up to $250,000 was entered into between the Company and the Company's President. The agreement calls for interest at 10% per annum payable upon demand. The Company and its President verbally agreed that this agreement will be in effect for advances made from the President to the Company as well as from the Company to its President. Interest income includes $13,475 for the year ended December 31, 2005, pursuant to this agreement.  In addition, for the year ended December 31, 2006 interest income in the amount of $8,727 was accrued.

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

The Company owes Deja Plus High Yield Income Fund $2,477,013 under this agreement at December 31, 2006. This amount is reflected as Loan payable-affiliated company in the accompanying consolidated balance sheet. Interest expense includes $120,322 and $328,007 related to this agreement for the years ended December 31, 2006 and 2005, respectively.

The Company has also made an investment in Deja Plus High Yield Income Fund (Note 4).

Convertible Debentures

Entities controlled by Larry Kosmont, a member of the Company's board of directors, are holders of $380,000 of the 10% convertible debentures the Company has issued. These entities have also received 6,621 warrants to purchase the Company's common stock for $50.00 per share through November 30, 2007. The debentures are convertible into the Company's common stock at $33.00 per share through November 30, 2007. The debentures and warrants related to the debentures were rescinded by Larry Kosmont in December 2006. Interest expense in the accompanying statements of operations includes $26,059 for the period ended December 31, 2006 related to a convertible debenture holder who was an officer of the Company (Note 4).

Leases

The Company leased its Denver, PA office space from the company owned by the father of the former owner of M & L, and current Deja Foods officer/director, on a one year lease which automatically renews for one year from year to year  This lease has been terminated.

Deja Foods, Inc
Notes to Consolidated Financial Statements

Note 9. Income Taxes

        A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to loss before provision for income taxes for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Federal statutory income tax rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(6.8)	(5.8)
Permanent differences	-	.7
Sur-tax exemption—temporary differences expected to reverse at less than the maximum federal tax rate	13.9	16.4
Change in valuation allowance	26.9	12.7

Actual income tax rate	-%	(10.0)%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income taxes as of December 31, 2006 are as follows:

2006
Net operating loss carryforwards	$1,674,464
Stock based compensation	76,301
Charitable contributions carryforwards	4,690
Allowance for doubtful accounts
Accrual to cash timing differences	(123,489)
Depreciation and amortization	135
Capital loss carryforwards	663,751
Net deferred tax asset before valuation allowance	2,295,852
Less valuation allowance	(2,295,852)

Net Deferred Tax Asset	$—

        The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earning history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset in 2006 as the Company considered it to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until the Company has had a reasonable history of net income. Accordingly, the Company recorded a deferred tax valuation allowance to offset the entire net deferred tax asset arising from the tax loss carry forward. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. The net change in the valuation allowance was an increase of $1,966,031 and $329,821 for the year ended December 31, 2006 and 2005, respectively. The Company will continue to review this valuation allowance and make adjustments as appropriate.

        At December 31, 2006, the Company has available unused net operating loss carryforwards that may be applied against future taxable income of approximately $7,400,000. Such carryforwards expire in the years 2024 to 2025 and 2014 to 2015 for federal and state purposes, respectively.

Deja Foods, Inc
Notes to Consolidated Financial Statements

Since any net operating loss amounts ultimately determined remain subject to adjustment by the Internal Revenue Service, the amount of net operating losses subject to reduction under Internal Revenue Codes have yet to be determined but will likely not be of significant future benefit to the Reorganized companies.

Note 10.    Retirement Plans

In December 2004, the Company adopted a 401(k) plan covering all the eligible employees of Deja Foods. Employees may elect to defer up to 25% of compensation, subject to Internal Revenue Service limitations.

The Company matches 25% of employee contributions up to 6% of eligible compensation. The Company's matching contribution is limited to $1,500 per employee per year. The Plan also contains a provision whereby the Company may make a discretionary contribution. The Company's contributions to the plan were $0 and $4,790 for the years ended December 31, 2006 and 2005, respectively.

M & L has a SIMPLE IRA for its eligible employees. Employers may elect to defer up to $10,000 of compensation annually and M & L makes a matching contribution of 3%. M & L's matching contribution was $746 for the period from December 13 through December 31, 2005 and none in 2006.

Note 11.    Concentrations of Credit Risk and Major Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash equivalents with high quality financial institutions and limits its credit exposure with any one financial institution. At times during the years ended December 31, 2006 and 2005, the Company's cash in its banks exceeded the federally insured limits.

        Sales to major customers, which comprised 10% or more of net sales, for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Customer A	—	16%

        Accounts receivable from major customers, which comprised 10% or more of accounts receivable as of December 31, 2005 were as follows:

	2006	2005
Customer B	—	12%

*  Less than 10%

The customer identified as Customer A is M & L, which was acquired by the Company on December 13, 2005. Amounts included are for the period prior to acquisition.

Note 12.    Fair Value of Financial Instruments

Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results.

Deja Foods, Inc
Notes to Consolidated Financial Statements

The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses, and bank overdraft approximate fair value because of the short maturities of these instruments. The carrying amounts for receivable from stockholder, notes payable and loan payable—affiliated company approximate fair value because the instruments contain market value interest rates. The fair value for the Company's notes payable and long-term debt cannot be determined.

Note 13.  Subsequent Events

On October 4, 2007 the Company appeared in the United States Bankruptcy Court to present combined disclosure statements of Deja Foods, Inc. and M&L Wholesale Foods describing their Chapter 11 plan of reorganization.  This joint reorganization plan under which creditors of the Debtors receive free trading stock in two reorganized and recapitalized companies in exchange for their debt was approved by the court..  Under the Plan that was confirmed on December 3, 2007 with an effective date of December 14, 2007 (Effective Date), the reorganized debtors acquire intellectual property, operating capital, an operating business and other assets of value as described below:

Deja Foods, Inc
 Notes to Consolidated Financial Statements

The following is a summary of the material terms of the Reorganization Plan as it was confirmed by the Bankruptcy Court. At the time the Debtors filed their petitions, David Fox owned approximately 80% of the issued and outstanding shares of Deja Foods and public shareholders owned 20% of the issued and outstanding shares. Grocery Liquidators of America, LLC, a California limited liability company (“GLA”), is owned 33.33% by Greg Perlman and 66.66% by Coldwater Finance LLC (“Coldwater”). Coldwater in turn is owned 50% by David Fox and 50% by GH Capital LLC (“GH Capital”). Greg Perlman and David Fox also own all of the interests of B.A.R. Vanowen, LLC, a California limited liability company (“BAR”). GH Capital is owned 50% by Greg Perlman.

GLA owns and operates two Buck-A-Roo$ discount stores in California. BAR owns a license from GLA to open and operate a Buck-A-Roo$ store in Van Nuys, California. On the Effective Date the following transfers occurred:

1.
GLA transfered to reorganized Deja Foods all intellectual property which relates to the ownership, development and management of Buck-A-Roo$ stores; all know- how of GLA related to the staffing, procurement of goods, store merchandising, and accounting procedures of Buck-A-Roo$ stores; and the exclusive rights of GLA to develop Buck-A-Roo$ stores;

2.	GLA terminated its relationship with those employees who are necessary to manage and operate the Buck-A-Roo$ business and permit reorganized Deja Foods to hire such employees;

3.
GLA entered into a license agreement with reorganized Deja Foods pursuant to which GLA will pay royalty income from its two existing Buck-A-Roo$ stores in California to Deja Foods at the rate of 5% of gross sales payable monthly in arrears; and

4.
BAR contributed to reorganized Deja Foods a 100% ownership of its right to own, develop and operate a Buck-A-Roo$ store in Van Nuys, California including the assignment of all assets and leasehold interests.

As of the Effective Date, Deja Foods changed its name to Buck-A-Roo$ Holding Corporation (“BARHC”) and amended and restated its articles of incorporation to authorize 25,000,000 shares of common stock and effect a 1 for 33 reverse stock split. BARHC has 10,000,000 shares issued and outstanding. GLA received 4,276,900 shares and BAR received 4,696,058 shares for their respective contribution of assets to BARHC. Laurus Master Fund, Ltd. (“Laurus”) the sole secured creditor of Deja Foods received 500,000 shares and the unsecured creditors of Deja Foods received (pro rata in accordance with the amount of the respective claims) 500,000 shares. The remaining Deja Foods shareholders holding common stock prior to the Effective Date will hold 27,041 shares after a 1 for 33 reverse stock split. The shares of common stock held by David Fox prior to the Effective Date have been cancelled.

M&L, a wholly-owned subsidiary of Deja Foods, reorganized by converting from a limited liability company to a Nevada corporation and resuming the institutional sales and other business operations previously operated by Deja Foods. M&L changed its name to Deja Foods Government Services (“DFGS”). DFGS authorized 25,000,000 shares of common stock and has 10,000,000 shares of common stock outstanding. BARHC contributed $150,000 and the assets and liabilities related to the institutional sale business to DFGS in exchange for 9,000,000 shares of common stock. DFGS issued 500,000 shares to Laurus and 500,000 shares (pro rata in accordance with the amount of respective claims) to the unsecured creditors of M&L.

Under the terms of the Reorganization Plan, BARHC will be obligated to repay GLA $125,000 of indebtedness advanced by GLA to Deja Foods under the filing of the Chapter 11 proceeding. This indebtedness is classified as an Administrative Claim under the Bankruptcy Code and the Reorganization Plan. BARHC will make interest only payments on a quarterly basis, commencing on the first day of the first full calendar quarter following the effective date, provided however, that payments shall not begin until payment of all creditors and interest holders have received the distribution or payments they are entitled to under the Reorganization Plan. Under the Reorganization Plan, the final payment to creditors is due as late as August 14, 2011. The principal amount will be due on the first day of the first full month following the last payment to creditors under the Reorganization Plan, but in no event sooner than January1, 2010.

Deja Foods, Inc
Notes to Consolidated Financial Statements

David Fox continues as the Chief Executive Officer of BARHC and DFGS. He will receive a salary of $7,500 per month from each company and will split his time equally between the companies. He will be entitled to annual increases and bonuses as deemed appropriate by the board of directors of each company. He will be entitled to such other fringe benefits as are adopted by each company for the benefit of their employees generally.

Convertible Debentures

During the fourth quarter of 2006, holders of $535,000 in convertible debentures, with related warrants for 8,970 shares of common stock, rescinded their debenture agreements.  Consistent with the manner in which the original transaction was recorded, the effect of these recissions reduced the debenture liability with a corresponding increase in the loan payable to Deja Plus High Yield Income Fund, LLC.

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

During the Company’s two most recent fiscal years and during any subsequent interim periods preceding the date of termination, there were no disagreements with Mayer Hoffman McCann P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Mayer Hoffman McCann P.C’s satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no "reportable events" as defined in Item 304 (a)(1)(v) of the Securities and Exchange Commission's Regulation S-K.

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

CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Deja Food , Inc.'s Directors are elected by the stockholders to a term of one (1) year and serve until their successor is elected and qualified. The officer is appointed by the Board of Directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers as of December 20, 2007 and their positions are as follows:

Name	Age	Position

David Fox	40	Chief Executive Officer, President and Director

Greg Perlman	42	Director

Larry Kosmont	56	Director

Barry S Baer	64	Chief Financial Officer

David Fox, President and Chief Executive Officer and director,

Mr. Fox was a partner in LA Foods, a small, privately-held Los Angeles-based food liquidator from 1995 to 2003. At LA Foods, Mr. Fox was engaged in all aspects of the business including marketing, purchasing, sales import, finance, e-commerce and corporate matters. He left the firm in 2003, when its sales were approximately $20 million annually, to found Deja Foods, Inc. Mr. Fox is a member of Coldwater Finance LLC which owns and operates Grocery Liquidators of America LLC, which is a wholesale food and merchandise distributor and owner of two Buck-A-Roo$ stores and will supply Buck-A-Roo$ Holding Corporation some of its merchandise. Mr Fox has served as President and Chief Executive Officer and Director since Deja Food’s inception in August 2003.

Larry J. Kosmont, CRE, director,

Mr. Kosmont has been involved in real estate and investment since 1975. He founded Kosmont Companies, a full service real estate investment, development and advisory services firm, in 1986 and has been its Chief Executive Officer since that time. He served in the public sector from 1973 to 1986, and was the City Manager for the City of Bell Gardens and was the Director of Community Development for the City of Burbank. Mr. Kosmont is a former owner and Board member of Growers Transplanting, the largest agricultural transplanting company in California. He is a former Commissioner of the Metropolitan Water District Board (representing Los Angeles) and presently serves as a State Commissioner on the California Economic Development Commission. He served on the Deja Foods, Inc. board of directors before resigning at the time the petition for Chapter 11 relief was filed by the Company. Mr Kosmont has rejoined as a director on December 3, 2007.

Gregory Perlman, director,

Mr. Perlman is the Principal of GH Capital, a diversified real estate investment company with holdings throughout the United States. GH Capital owns more than 10,000 apartment units in thirteen states, with a combined market value in excess of $400 million and is actively acquiring existing projects. In addition, GH Capital’s Hospitality division owns and develops hotels and resort master planned communities in California. GH Capital is based in Sherman Oaks, California with offices in Cincinnati, Ohio and Greenville, SC and through its wholly owned subsidiaries employs over 300 people throughout the United States. Prior to joining GH Capital, Mr. Perlman’s career has encompassed a wide spectrum of real estate acquisitions and development throughout the United States. Mr. Perlman is a graduate from the Boston University School of Management. Mr Perlman was appointed as a director on October 1, 2007.

Barry S Baer, Chief Financial Officer

Colonel Barry S. Baer joined us as our Chief Financial Officer in October 2007. He was the CFO at Obsidian Enterprises from February 2003 to March 2004, and at a number of manufacturing corporations including Max Katz Bag Company (March 2004 to the present), Apex Industries (August 2002 to December 2003) and Pharmaceutical Corporation of America (March 1993 to August 2002). Previously, he worked with the City of Indianapolis as its Director of Public Works. Currently, Colonel Baer also serves as CFO for Ecotality, Inc (ETLY) and is a member of the State of Indiana Unemployment Insurance Board.

He was a member of the U.S. Army from 1965 to 1992 ending his career as a Colonel. He received his certification as a Certified Public Accountant while serving on active duty in the Army. Colonel Baer's military service includes Commander of an armored cavalry troop in Vietnam; Director of the Accounting Systems for the U.S. Army; Commander of the 18th Finance Group during Operation Desert Shield/Desert Storm in the first Gulf War and Deputy Chief of Staff for Resource Management for the Army Material Command.

Colonel Baer earned a BS (Accounting) and an MBA from the University of Colorado. He devotes approximately 45% of his time to other business interests.

Colonel Baer was appointed Chief Financial Officer on October 1, 2007.

Family Relationships

None.

Board Committees

We currently have no compensation or audit committees or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation or audit related requirements.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2006 beneficial owners did comply with Section 16(a) filing requirements applicable to them to the extent they filed all forms required under Section 16(a) .

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2006 and 2005, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
David Fox	2005	275,000	0	0	0	0	0	0
Chief Executive Officer	2006	160,292

Jon Fox	2005	76,000	5,000	0	0	0	0	0
Chief Operating officer	2006	65,379

Scott Matis	2005	189,500	25,520	0	0	0	0	0
Senior Vice President	2006	125,133

Rick Saperstein	2005	83,333	5,000	0	0	0	0	0
Chief Financial Officer	2006	110,129

During the year ended December 31, 2005, Messrs. D. Fox and Matis were paid compensation in excess of $100,000. No executive officer received compensation in excess of $100,000 per year, except Messrs. D. Fox, Matis, Saperstein who receive $275,000, $200,000, $125,000, respectively. We have granted Messrs. Matis, Saperstein, J. Fox, Craig Cooper (a former director) and Kosmont (director until August 14, 2006) options to purchase 70,000 shares, 120,000 shares, 100,000 shares, 25,000 shares and 25,000 shares, respectively, at $1.00 per share under our 2005 Stock Option Plan. These options were subsequently cancelled effective upon filing for bankruptcy protection.

2006 compensation information reflects all payments and transactions through December 31, 2006.

Directors' Compensation

During the year ended December 31, 2006, we compensated our directors for attending board meetings as directors of our company. Gary Cohen ($1,250),Craig Cooper ($1,250), William Foltz ($1,250), David Fox ($3,500), Larry Kosmont ($1,250), and Myron Stolzfus ($250) received the amounts indicated.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2006 certain information regarding the beneficial ownership of our common stock by:

1.	Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.	Each of our directors and executive officers and

3.	All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

        The following table sets forth the common stock ownership as of December 31, 2006 for (1) each person known by us to be the beneficial owner of five percent or more of our common stock, (2) each officer and director individually and (3) all of our officers and directors as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial and does not include any convertible securities that were exercisable prior to our filing of bankruptcy on August 14, 2006 and subsequently rescinded

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class
Common	David Fox	107,302	79.9%
Common	Jon Fox	328	*
Common	Scott Matis	283	*
Common	Rick Saperstein	455	*
Common	Myron D Stolzfus	10,101	7.3%
Common	Larry J Kosmont	12,000	8.4%
Common	William M Folz, Jr	758	*
Common	Gary Cohen	758	*

	All Directors and Officers as a group (8 persons)	131,983	98.2%

*Less than 1%

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Revolving Credit Agreement

In 2003, a revolving credit agreement for up to $250,000 was entered into between the Company and the Company's President. The agreement calls for interest at 10% per annum payable upon demand. The Company and its President verbally agreed that this agreement will be in effect for advances made from the President to the Company as well as from the Company to its President. Interest income includes $13,475 for the year ended December 31, 2005, pursuant to this agreement.  In addition, for the year ended December 31, 2006 interest income in the amount of $8,727 was accrued.

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

The Company owes Deja Plus $2,477,013 under this agreement at December 31, 2006. This amount is reflected as Loan payable-affiliated company in the accompanying consolidated balance sheet. Interest expense includes $120,322 and $155,096 related to this agreement for the years ended December 31, 2006 and 2005, respectively.

Convertible Debentures

Entities controlled by Larry Kosmont, a member of the Company's board of directors, are holders of $380,000 of the 10% convertible debentures the Company has issued. These entities have also received 218,500 warrants to purchase the Company's common stock for $1.50 per share through November 30, 2007. The debentures are convertible into the Company's common stock at $1 per share through November 30, 2007. The debentures and warrants related to the debentures were rescinded by Larry Kosmont in December 2006. Interest expense in the accompanying statements of operations includes $26,059 for the period ended December 31, 2006 related to a convertible debenture (note 3) holder who was an officer of the Company.

Leases

The Company leased its Denver, PA office space from the company owned by the father of the former owner of M & L, and current Deja Foods officer/director, on a one year lease which automatically renews for one year from year to year.  This lease has been terminated.

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

2	Plan of Purchase, Sale, Reorganization, arrangement, liquidation or succession

a. voluntary petition for bankruptcy (2)(4) b. Modified First Amended Combined Plan of Reorganization of Deja Foods, Inc. and M&L Wholesale Foods LLC (5)

3	Articles of Incorporation & By-Laws

a. Articles of Incorporation , as amended (1)

b. Bylaws (1)

c. Departure of Directors or Principal Officers (2) (4) d. Amended and Restated Articles of Incorporation of Buck-A-Roos Holding Corporation (5)

16	Letter on change in certifying accountant (3)

31*	Rule 13a-14(a)/15d-14(a) Certification

32*	Certification under Section 906 of the Sarbanes-Oxley Act (18 U S C Section 1350)

Notes:

1.	Incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC on April 11, 2005.

2.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on August 21, 2006

3.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on September 28, 2007

4.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on October 9, 2007

5.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on December 7, 2007

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2006 and 2005 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2006	2005

Audit fees	$263,010	291,550
Audit-related fees	-
Tax related fees	$45,000	-
All other fees	$-	-

Total fees	$308,010	$291,550

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Deja Foods, INC.

Signature	Title	Date

David Fox	Chief Executive Officer	January 21, 2008
David Fox

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Deja Foods, INC.

Signature	Title	Date

/s/ David Fox	Chief Executive Officer,	January 21, 2008
David Fox	President and Director

/s/ Greg Perlman	Director	January 21, 2008
Greg Perlman

/s/ Larry Kosmont	Director	January 21, 2008
Larry Kosmont

/s/ Barry S. Baer	Chief Financial Officer	January 21, 2008
Barry S. Baer	Principal Accounting Officer