Form 10QSB
period 2007-03-31
Buck-A-Roo$ Holding CORP
filed 2008-02-07
CIK 1314642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)
 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-124016

BUCK-A-ROO$ HOLDING CORPORATION
(FORMERLY DEJA FOODS, INC.) (Exact name of registrant as specified in its charter)

Nevada	05-0581183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17641 Vanowen Street, Van Nuys, CA	91406
(Address of principal executive offices)	(Zip Code)

(818) 758-6500
(Registrant's telephone number, including area code)

Deja Foods, Inc.
(Former name, if changed since last report)

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
 Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2007: 134,343

BUCK-A-ROO$ HOLDING CORPORATION

Form 10-QSB

PART I - FINANCIAL INFORMATION

Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on January 22, 2008, and subsequent amendments made thereto.

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETs

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$188,902	$188,902
Prepaid expenses and other	88,605	88,605

Total Current Assets	277,507	277,507

Other Assets
Deposits and other	1,945	1,945

Total Other Assets	1,945	1,945

Total Assets	$279,452	$279,452

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

(CONTINUED)
	March 31,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,150,660	$4,110,660
Notes payable	1,773,353	1,773,353
Loan payable - affiliated company	2,477,013	2,477,013
Current portion of long-term debt	951,833	951,833

Total Current Liabilities	9,352,859	9,312,859

Long-Term Debt, net of current portion	-	-

Stockholders' Deficit
Preferred stock: $.001 par value, 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock: $.001 par value, 10,000,000 shares
authorized, 134,343 shares issued and outstanding	134	134
Additional paid in capital	1,076,979	1,076,979
Receivable from stockholder	(224,919)	(224,919)
Accumulated deficit	(9,925,601)	(9,885,601)

Total Stockholders' Deficit	(9,073,407)	(9,033,407)

Total Liabilities and Stockholders' Deficit	$279,452	$279,452

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Sales	$-	$4,693,103

Cost of sales	-	4,398,428

Gross Profit (Loss)	-	294,675

Operating Expenses
Depreciation and amortization	-	31,319
Selling, general and administrative expenses	40,000	1,228,319

Total Operating Expenses	40,000	1,259,638

Loss From Operations	(40,000)	(964,963)

Other Income (Expense)
Income from unconsolidated subsidiary	-	8,984
Interest income	-	3,922
Other income	-	145
Interest expense	-	(249,254)

Total Other Expense	-	(236,203)

Loss Before Provision for Income Taxes	(40,000)	(1,201,166)

Provision (Benefit) For Income Taxes	-	-

Net Loss	$(40,000)	$(1,201,166)

Net Loss Per Basic and
Diluted Share of Common Stock
Weighted Average Number of Common Shares
Outstanding	134,343	134,343

Net Loss Per Share of Common Stock	$(.30)	$(8.94)

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid In	Receivable From	Accumulated
	Share	Amount	Capital	Shareholder	Deficit
Balance at December 31, 2005	134,343	$134	$860,714	$-	$(2,563,753)

Compensation expense from issuance
of stock options	-	-	192,357	-	-

Change in fair value adjustment of warrants issued in
connection with convertible debentures	-	-	23,908	-	-

Reclassification of Receivable from Shareholder in Equity				(224,919)

Net loss	-	-	-		(7,321,848)

Balance at December 31, 2006	134,343	$134	$$1,076,979	$(224,919)	$(9,885,601)

Net loss	-	-	-	-	(40,000)

Balance at March 31, 2007 (unaudited)	134,343	$134	$1,076,979	$(224,919)	$(9,925,601)

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(40,000)	$(1,201,166)
Adjustments to reconcile net loss to net cash
used by operating activities:
Provision for bad debts	-	6,530
Depreciation and amortization	-	93,966
Income from unconsolidated subsidiary	-	(8,984)
Stock option mark to market adjustment	-	2,086
Issuance of stock options for services	-	11,305
Changes in operating assets and liabilities:	-
Accounts receivable	-	(205,968)
Inventories	-	1,050,560
Prepaid expenses and other	-	(105,648)
Accounts payable and accrued expenses	40,000	500,909

Net cash provided by operating activities	-	143,590

Cash Flows from Investing Activities
Increase in receivable from stockholder	-	(11,894)
Increase in receivable from employees	-	(4,144)
Payment of direct costs of M & L acquisition	-	(10,751)
Capital expenditures	-	(27,950)
Decrease in deposits	-	1,800
Distributions from unconsolidated subsidiary	-	3,297

Net cash used by investing activities	-	(49,642)

Cash Flows from Financing Activities
Debt issuance costs	-	(20,364)
Net proceeds from notes payable - bank and warrants	-	(93,166)
Principal payments on notes payable	-	(65,000)
Net proceeds from loan payable - affiliated company	-	(5,509)
Principal payments on long-term debt	-	(5,157)

Net cash used by financing activities		(189,196)

Net Decrease in Cash and Cash Equivalents	-	(95,248)

Cash and Cash Equivalents, Beginning of period	188,902	109,718

Cash and Cash Equivalents, End of period	$188,902	$14,470

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:

Interest	$-	$232,135

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Retirement of loan payable-affiliated company through
issuance of convertible debentures	$-	$75,000

Fair value adjustment of warrants related to convertible debentures	$-	$23,908

Furniture and fixtures acquired in connection with
obligation under capital lease	$-	$39,037

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Organization of the Company and basis of presentation

Organization

Deja Foods, Inc. was incorporated in Nevada on August 7, 2003. On December 14, 2007, Deja Foods changed its name to Buck-A-Roo$ Holding Corporation (the Company). The Company was established primarily to distribute food products to retailers, food banks, distributors, and government institutions throughout the United States.

Basis of Presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation

The consolidated financial statements include the accounts of Buck-A -Roo$ Holding Corporation (formerly Deja Foods, Inc.), and its wholly owned subsidiary (M & L Wholesale Foods, LLC (M&L)). All inter company transactions and balances have been eliminated in consolidation.

Use of Estimates

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and become profitable. These interim financial statements give effect for the August 14, 2006 filing of a voluntary petition under chapter 11 of the US Bankruptcy Court by the Company and its subsequent reorganization effective December 14, 2007.

As indicated in Note 7, the Company recently emerged from bankruptcy as a reorganized business. The Plan of Reorganization, as approved by the bankruptcy court, constitutes a comprehensive plan which management believes will allow the Company to continue to operate as a going concern.

The results for the three months ended March 31, 2007 are not necessarily indicative of the expected results for the full 2007 fiscal year or any future period.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Debt and interest expense

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

The Company defaulted on the two notes payable to the former owner of M & L (one on June 25, 2006 and one on July 10, 2006) because it had not made certain required payments. The default provisions of the notes state the entire unpaid note balance and accrued, unpaid interest may be declared immediately due and the interest rate increased to 12% per annum. In July 2006 the Company was declared in default on one of the two notes, with a principal balance of approximately $173,000.  The Company did not make interest payments due May 1 through March 31, 2007 on the loan payable to its affiliated company or convertible debenture holders. There is no acceleration feature in either of these obligations for non-payment of interest.

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

As a result of the bankruptcy proceedings initiated on August 14, 2006 no interest has been accrued for these notes.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 - Stockholders' equity

Reverse Stock Split

As of December 14, 2007 (the Reorganization Plan Effective Date or the “Effective Date”) the Company effected a 1 for 33 reverse common stock split for Company shareholders holding common stock prior to the effective date. The shares of stock held by David Fox, the Company's president, prior to the Effective Date have been cancelled and excluded from the stock split. All share amounts and earnings per share in 2006 have been retroactively restated to give effect to the reverse stock split.

The Reorganization Plan changed the total number of common stock shares authorized to 25,000,000 and issued to 10,000,000.

Preferred Stock

The authorized preferred stock of the Company consisted of 5,000,000 shares, $.001 par value. The preferred stock may be issued in separate series from time to time as the Board of Directors of the Company may determine by resolution, unless the nature of a particular transaction and applicable statutes require shareholder approval. The rights, preferences and limitations of each series of preferred stock may differ, including without limitation, the rate of dividends, methods and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provision (if any), conversion rights (if any), and voting rights. No preferred stock was outstanding as of December 31, 2006 and March 31,2007.

2005 Stock Option Plan

In January 2005, the Company adopted a stock option plan (the "2005 Stock Option Plan" or the "Plan"), which provides for the grant of both incentive stock options and non-statutory options. A total of 1,000,000 shares were reserved for issuance under the 2005 Stock Option Plan.

Options under the Company's 2005 Stock Option Plan were issuable only to eligible officers, directors, key employees and consultants of the Company.

Although 405,000 options were granted and 5,000 options were forfeited during the year ended December 31, 2006, no options were exercised. and all employee options were cancelled effective with the filing for bankruptcy protection on August 14, 2006.

Note 4 - Commitments and contingencies

Lease Arrangements

All leases were terminated at the time of filing for Bankruptcy under Chapter 11.

BUCK-A-ROO$ HOLDING CORPORATION
 Notes to Consolidated Financial Statements
(Unaudited)

Note 5.  Related Party Transactions

Revolving Credit Agreement

In 2003, a revolving credit agreement for up to $250,000 was entered into between the Company and the Company's President. The agreement calls for interest at 10% per annum payable upon demand. The Company and its President verbally agreed that this agreement will be in effect for advances made from the President to the Company as well as from the Company to its President. There has been no borrowing against the LOC, nor any interest accrued for the three months ended March 31, 2008.

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

The Company owes Deja Plus $2,477,013 under this agreement at March 31, 2007. This amount is reflected as Loan payable-affiliated company in the accompanying consolidated balance sheet.

BUCK-A-ROO$ HOLDING CORPORATION
 Notes to Consolidated Financial Statements

Note 6.  Reorganization Plan Summary

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

1.
GLA transferred to reorganized Deja Foods all intellectual property which relates to the ownership, development and management of Buck-A-Roo$ stores; all know- how of GLA related to the staffing, procurement of goods, store merchandising, and accounting procedures of Buck-A-Roo$ stores; and the exclusive rights of GLA to develop Buck-A-Roo$ stores;

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

As of the Effective Date, Deja Foods changed its name to Buck-A-Roo$ Holding Corporation (“BARHC”) and amended and restated its articles of incorporation to authorize 25,000,000 shares of common stock and effect a 1 for 33 reverse stock split. BARHC has 10,000,000 shares issued and outstanding. GLA received 4,276,900 shares and BAR received 4,696,058 shares for their respective contribution of assets to BARHC. Laurus Master Fund, Ltd. (“Laurus”) the sole secured creditor of Deja Foods received 500,000 shares and the unsecured creditors of Deja Foods received (pro rata in accordance with the amount of the respective claims) 500,000 shares. The remaining Deja Foods common stock shareholders prior to the Effective Date received 27,042 shares after a 1 for 33 reverse stock split. The shares of common stock held by David Fox prior to the Effective Date were cancelled upon the Effective Date.

Also as of the Effective Date, M&L, a wholly-owned subsidiary of Deja Foods, reorganized by converting from a limited liability company to a Nevada corporation and resuming the institutional sales and other business operations previously operated by Deja Foods. M&L changed its name to Deja Foods Government Services (“DFGS”). DFGS authorized 25,000,000 shares of common stock and has 10,000,000 shares of common stock outstanding. BARHC contributed $150,000 and the assets and liabilities related to the institutional sale business to DFGS in exchange for 9,000,000 shares of common stock. DFGS issued 500,000 shares to Laurus and 500,000 shares (pro rata in accordance with the amount of respective claims) to the unsecured creditors of M&L.

Under the terms of the Reorganization Plan, BARHC will be obligated to repay GLA $125,000 of indebtedness advanced by GLA to Deja Foods under the filing of the Chapter 11 proceeding. This indebtedness is classified as an Administrative Claim under the Bankruptcy Code and the Reorganization Plan. BARHC will make interest only payments on a quarterly basis, commencing on the first day of the first full calendar quarter following the effective date, provided however, that payments shall not begin until payments of all creditors and interest holders have received the distribution or payments they are entitled to under the Reorganization Plan. Under the Reorganization Plan, the final payment to creditors is due as late as August 14, 2011. The principal amount will be due on the first day of the first full month following the last payment to creditors under the Reorganization Plan, but in no event sooner than January1, 2010.

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

Overview of the Business

Prior to the bankruptcy filing in August 2006, we were a nationwide food distributor that offered food products in bulk quantities for sale to price sensitive, high volume purchasers such as prisons, mental health facilities and governmental agencies.. We also sold our food products in bulk directly and through distributors to deep discount food stores ranging from small independent retailers to chain discount stores, such as Dollar Tree, 99 Cents Stores and Big Lots.

Often, we obtained the food products we sold to our institutional and retail customers from manufacturers who contracted us regularly when they experienced over production, cancelled orders or label changes. These manufacturers regarded our distribution systems as an efficient way to liquidate their inventory without using their own sales networks.

From our inception in August 2003 through August 14, 2006 we experienced rapid growth in sales, marketing, development of a system of rented warehouse capacity and distribution channels situated strategically for geographic coverage, while creating a corporate infrastructure. These corporate level efforts, while developing sales growth, severely impacted our operating margins and cash flow and our overall results during 2005 and the period ended August 14, 2006 culminating in our filing a voluntary bankruptcy petition with the US Bankruptcy Court. On October 4, 2007 we appeared in the United States Bankruptcy Court to present combined disclosure statements of Deja Foods, Inc. and M&L Wholesale Foods describing our Chapter 11 plan of reorganization.  .

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

Our interim financial statements for the three months ended March 31, 2007 reflect the filing of the bankruptcy petition and our subsequent emergence from bankruptcy protection.

Management's Discussion and Analysis

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Since we ceased operations on August14, 2006 pending determination of bankruptcy proceedings and obtaining the necessary working capital to reestablish operations at our company and wholly owned subsidiary and did not resume operations until emerging from Bankruptcy on December 14, 2007 (Effective Date of the Reorganization Plan), it is difficult to draw a meaningful comparison of results for the three months ended March 31 2007 to results for the three months ended March 31, 2006:

Selling, General and Administrative Expenses

During the three months ended March 31, 2007, we accrued $40,000 in legal and accounting fees of the $125,000 approved by the Court appointed trustee. The $125,000 fee is being accrued ratably over the term of the bankruptcy period.

Working Capital

We do not have any off-balance sheet arrangements.

Management’s Plan of Operation

As discussed in this interim report, we filed for bankruptcy protection on August 14, 2006. Subsequent to that date, we developed and presented to the Bankruptcy Court a Reorganization Plan that had been confirmed and was effective on December 14, 2007 (Effective Date). The following is a summary of the material terms of the Reorganization Plan as it was confirmed by the Bankruptcy Court. At the time the Debtors filed their petitions, David Fox owned approximately 80% of the issued and outstanding shares of Deja Foods and public shareholders owned 20% of the issued and outstanding shares. Grocery Liquidators of America, LLC, a California limited liability company (“GLA”), is owned 33.33% by Greg Perlman and 66.66% by Coldwater Finance LLC (“Coldwater”). Coldwater in turn is owned 50% by David Fox and 50% by GH Capital LLC (“GH Capital”). Greg Perlman and David Fox also own all of the interests of B.A.R. Vanowen, LLC, a California limited liability company (“BAR”). GH Capital is owned 50% by Greg Perlman.

GLA owns and operates two Buck-A-Roo$ discount stores in California. BAR owns a license from GLA to open and operate a Buck-A-Roo$ store in Van Nuys, California. On the Effective Date the following transfers occurred:

1.
GLA transferred to reorganized Deja Foods all intellectual property which relates to the ownership, development and management of Buck-A-Roo$ stores; all know-how of GLA related to the staffing, procurement of goods, store merchandising, and accounting procedures of Buck-A-Roo$ stores, and the exclusive rights of GLA to develop Buck-A-Roo$ stores;

2.	GLA terminated its relationship with those employees who are necessary to manage and operate the Buck-A-Roo$ business and permitted the reorganized Deja Foods to hire such employees;

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

As of the Effective Date, Deja Foods changed its name to Buck-A-Roo$ Holding Corporation (“BARHC”) and amended and restated its articles of incorporation to authorize 25,000,000 shares of common stock and effect a 1 for 33 reverse stock split. BARHC will have 10,000,000 shares issued and outstanding. GLA received 4,276,900 shares and BAR received 4,696,058 shares for their respective contribution of assets to BARHC. Laurus Master Fund, Ltd. (“Laurus”) the sole secured creditor of Deja Foods received 500,000 shares and the unsecured creditors of Deja Foods received (pro rata in accordance with the amount of the respective claims) 500,000 shares. The remaining Deja Foods common stock shareholders prior to the Effective Date received 27,042 shares after a 1 for 33 reverse stock split. The shares of common stock held by David Fox prior to the Effective Date were cancelled upon the Effective Date.

Also as of the Effective Date, M&L, a wholly-owned subsidiary of Deja Foods, has been reorganized by conversion from a limited liability company to a Nevada corporation and resumption of institutional sales and other business operations previously operated by Deja Foods. M&L changed its name to Deja Foods Government Services (“DFGS”). DFGS is authorized 25,000,000 shares of common stock and will have 10,000,000 shares of common stock outstanding. BARHC contributed $150,000 and the assets and liabilities related to the institutional sale business to DFGS in exchange for 9,000,000 shares of common stock. DFGS issued 500,000 shares to Laurus and 500,000 shares (pro rata in accordance with the amount of respective claims) to the unsecured creditors of M&L.

Under the terms of the Reorganization Plan, BARHC is obligated to repay GLA $125,000 of indebtedness advanced by GLA to Deja Foods under the filing of the Chapter 11 proceeding. This indebtedness is classified as an Administrative Claim under the Bankruptcy Code and the Reorganization Plan. BARHC will make interest only payments on a quarterly basis, commencing on the first day of the first full calendar quarter following the Effective Date, provided however, that payments shall not begin until payments of all creditors and interest holders have received the distribution or payments that they are entitled to under the Reorganization Plan. Under the Reorganization Plan, the final payment to creditors is due as late as August 14, 2011. The principal share will be due on the first day of the first full month following the last payment to creditors under the Reorganization Plan, but in no event sooner than January 1, 2010.

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

Controls and Procedures

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.  Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We believe our disclosure controls and internal controls are effective for the three months ended March 31, 2007.

We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in control during the three month period ending March 31, 2007.

PART II - OTHER INFORMATION

Legal Proceedings

No Director, officer, significant employee, or consultant of Buck-A-Roo$ Holding Corporation (formerly Deja Foods, Inc). has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Buck-A-Roo$ Holding Corporation (formerly Deja Foods, Inc). has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee or consultant of Buck-A-Roo$ Holding Corporation (formerly Deja Foods, Inc.) has been convicted of violating a federal or state securities or commodities law.

On August 14, 2006 Deja Foods, Inc filed a voluntary petition under Chapter 11 of the US Bankruptcy Code, filed in the US Bankruptcy Court for the Central District of California, San Fernando Valley Division, bankruptcy case number SV 06-11351-KT.  The registrant managed its affairs as a debtor in possession.

On October 4, 2007 the registrant appeared in the United States Bankruptcy Court to present combined disclosure statements of Deja Foods, Inc. and M&L Wholesale Foods describing their Chapter 11 plan of reorganization.  This joint reorganization plan under which creditors of the Debtors will receive free trading stock in two reorganized and recapitalized companies in exchange for their debt was approved by the Court.  The companies currently have no assets of any appreciable value and creditors would receive nothing in the event of a liquidation of the Debtors.  Under the Plan upon confirmation, the reorganized debtors acquired intellectual property, operating capital, an operating business and other assets of value.

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

Name of Purchaser	Compensation Received	Face Amount of Debentures	Warrants
Debentures issued in exchange for membership interests in Deja Plus High Yield Income Fund
Barry Cooper Trust Deeds	$50,000	$50,000	758
Betty Bennett	50,000	50,000	758
Matthew Bennett(1)	300,000	300,000	5,455
Gilbert P. Cohen	10,000	10,000	152
Fred and Allison Doumani	100,000	100,000	1,515
Hali Gallin	50,000	50,000	758
GH Capital, LLC	50,000	50,000	758
Kosmont & Associates, Inc.(1)	350,000	350,000	6,098
Kosmont Operations & Opportunities Locators, Inc.(1)	30,000	30,000	523
Stanley and Lelah Mitchell, Trustees of the Revocable Living Trust of Stanley and Lelah Mitchell	20,000	20,000	303
Gregory Rifkin	50,000	50,000	758
Geoffrey Rouss	23,500	23,500	356
Judd Schwarzman	25,000	25,000	379
Jill and Britt Terrell, Trustees of the Terrell Family Trust	25,000	25,000	379
	1,133,500	1,133,500	18,450
Debentures issued for cash
Lawrence Mann	20,000	20,000	303

Totals	$1,153,500	$1,153,500	19,253

(1)	An additional 10% of warrants were issued for investor purchases over the $250,000 face amount of debentures; 15% for purchases over $375,000 and 20% for purchases over $500,000.

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

Submission of Matters to a Vote of Security Holders

None

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit
2	Plan of Purchase, Sale, Reorganization, arrangement, liquidation or succession
a. voluntary petition for bankruptcy (2)(4)

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation , as amended (1)
b. Bylaws (5)
Departure of Directors or Principal Officers (2) (4) (5)

16	Letter on change in certifying accountant (3)

31*	Rule 13a-14(a)/15d-14(a) Certification

32*	Certification under Section 906 of the Sarbanes-Oxley Act (18 U S C Section 1350)

Notes:
1.
(1) Incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC on April 11, 2005.

Date of 8-K	Items Disclosed on Form 8-K
(2) August 21, 2006	Items 1.03, and 5.02
(3) September 28, 2007	Items 4.01
(4) October 9, 2007	Items 1.03 and 5.02
(5) January 18, 2008	Items 5.02

SIGNATURES

 In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Buck-A-Roo$ Holding Corporation.

Signature	Title	Date

/s/ David Fox David Fox	Chief Executive Officer, President and Director	February 6, 2008

/s/ David Fox David Fox	Secretary, Treasurer and Director	February 6, 2008

/s/ Barry S. Baer Barry S. Baer	Chief Financial Officer Principal Accounting Officer	February 6, 2008