Form 10QSB
period 2007-06-30
Buck-A-Roo$ Holding CORP
filed 2008-02-25
CIK 1314642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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
 Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2007: 134,343

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

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETs

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
Current Assets
Cash and cash equivalents	$188,902	$188,902
Prepaid expenses and other	88,605	88,605

Total Current Assets	277,507	277,507

Other Assets
Deposits and other	1,945	1,945

Total Other Assets	1,945	1,945

Total Assets	$279,452	$279,452

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

(CONTINUED)
LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,	December 31,
	2007	2006
	(Unaudited)
Current Liabilities
Accounts payable and accrued expenses	$4,190,660	$4,110,660
Notes payable	1,773,353	1,773,353
Loan payable - affiliated company	2,477,013	2,477,013
Current portion of long-term debt	951,833	951,833

Total Current Liabilities	9,392,859	9,312,859

Long-Term Debt, net of current portion	-	-

Stockholders' Deficit
Preferred stock: $.001 par value, 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock: $.001 par value, 10,000,000 shares
authorized, 134,343 shares issued and outstanding	134	134
Additional paid in capital	1,076,979	1,076,979
Receivable from stockholder	(224,919)	(224,919)
Accumulated deficit	(9,965,601)	(9,885,601)

Total Stockholders' Deficit	(9,113,407)	(9,033,407)

Total Liabilities and Stockholders' Deficit	$279,452	$279,452

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$-	$3,472,258	$-	$8,165,361

Cost of sales	-	3,510,432	-	7,908,860

Gross Profit (Loss)	-	(38,174)	-	256,501

Operating Expenses
Depreciation and amortization	-	32,531	-	63,850
Impairment of assets		1,934,075	-	1,934,075
Selling, general and administrative expenses	40,000	1,375,781	80,000	2,604,100

Total Operating Expenses	40,000	3,342,387	80,000	4,602,025

Loss From Operations	(40,000)	(3,380,561)	(80,000)	(4,345,524)

Other Income (Expense)
Income from unconsolidated subsidiary	-	13,522	-	22,506
Interest income	-	4,959	-	8,881
Other income	-	(22)	-	123
Interest expense	-	(532,615)	-	(781,869)

Total Other Expense	-	(514,136)	-	(750,359)

Loss Before Provision for Income Taxes	(40,000)	(3,984,717)	(80,000)	(5,095,883)

Provision (Benefit) For Income Taxes	-	-	-	-

Net Loss	$(40,000)	$(3,984,717)	$(80,000)	$(5,095,883)

Net Loss Per Basic and Diluted Share of Common Stock Weighted Average Number of Common Shares Outstanding	134,343	134,343	134,343	134,343

Net Loss Per Share of Common Stock	$(.30)	$(29.66)	$(.60)	$(37.93)

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional
			Paid In
	Shares	Amount	Capital	Receivable From Shareholder	Accumulated Deficit

Balance at December 31, 2005	134,343	$134	$860,714	$-	$(2,563,753)

Compensation expense from issuance of stock options	-	-	192,357	-	-

Change in fair value adjustment of warrants issued in connection with convertible debentures	-	-	23,908	-	-

Reclassification of Receivable from Shareholder in Equity				(224,919)

Net loss	-	-	-	-	(7,321,848)

Balance at December 31, 2006	134,343	$134	$1,076,979	$(224,919)$	$(9,885,601)

Net loss	-	-	-	-	(80,000)

Balance at June 30, 2007 (unaudited)	134,343	$134	$1,076,979	$(224,919)	$(9,965,601)

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(80,000)	$(5,095,883)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for bad debts	-	7,528
Depreciation and amortization	-	300,636
Income from unconsolidated subsidiary	-	(22,506)
Stock option mark to market adjustment	-	2,086
Stock based compensation	-	190,271
Impairment of long term - assets	-	1,934,074
Changes in operating assets and liabilities:
Accounts receivable	-	23,393
Inventories	-	2,408,850
Prepaid expenses and other	-	(140,747)
Accounts payable and accrued expenses	80,000	471,652

Net cash provided by operating activities	-	(79,354)

Cash Flows from Investing Activities
Increase in receivable from stockholder	-	(57,250)
Increase in receivable from employees	-	(4,367)
Payment of direct costs of M & L acquisition	-	(10,751)
Capital expenditures	-	(38,798)
Decrease in deposits	-	1,152
Distributions from unconsolidated subsidiary	-	13,190

Net cash used by investing activities	-	(96,824)

Cash Flows from Financing Activities
Debt issuance costs	-	(204,636)
Net proceeds from notes payable - bank and warrants	-	2,515,803
Principal payments on notes payable	-	(2,378,636)
Net proceeds from loan payable - affiliated company	-	131
Principal payments on long-term debt	-	(9,112)

Net cash used by financing activities	-	(76,450)

Net Decrease in Cash and Cash Equivalents	-	(93,920)

Cash and Cash Equivalents, Beginning of period	188,902	109,718

Cash and Cash Equivalents, End of period	$188,902	$15,798

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:

Interest	$-	$571,309

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

	Six Months Ended June 30,
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

Principles of Consolidation

The consolidated financial statements include the accounts of Buck-A -Roo$ Holding Corporation (formerly Deja Foods, Inc.), and its wholly owned subsidiary (formerly M & L Wholesale Foods, LLC). All inter company transactions and balances have been eliminated in consolidation.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and become profitable. (These interim financial statements give effect for the August 14, 2006 filing of a voluntary petition under chapter 11 of the US Bankruptcy Court by the Company and its subsequent reorganization effective December 14, 2007.)

As indicated in Note 8, the Company recently emerged from bankruptcy as a reorganized business. The Plan of Reorganization, as approved by the bankruptcy court, constitutes a comprehensive plan which management believes will allow the Company to continue to operate as a going concern.

The results for the three months and six months ended June 30, 2007 are not necessarily indicative of the expected results for the full 2007 fiscal year or any future period.

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

The Company defaulted on the two notes payable to the former owner of M & L (one on June 25, 2006 and one on July 10, 2006) because it had not made certain required payments. The default provisions of the notes state the entire unpaid note balance and accrued, unpaid interest may be declared immediately due and the interest rate increased to 12% per annum. In July 2006 the Company was declared in default on one of the two notes, with a principal balance of approximately $173,000.  The Company did not make interest payments due May 1 through June 30, 2007 on the loan payable to its affiliated company or convertible debenture holders. There is no acceleration feature in either of these obligations for non-payment of interest.

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

As a result of the bankruptcy preceding initiated on August 14, 2006, no interest has been accrued for these notes.

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

Preferred Stock

The authorized preferred stock of the Company consisted of 5,000,000 shares, $.001 par value. The preferred stock may be issued in separate series from time to time as the Board of Directors of the Company may determine by resolution, unless the nature of a particular transaction and applicable statutes require shareholder approval. The rights, preferences and limitations of each series of preferred stock may differ, including without limitation, the rate of dividends, methods and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provision (if any), conversion rights (if any), and voting rights. No preferred stock was outstanding as of December 31, 2006 and June 30, 2007.

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

Although 405,000 options were granted and 5,000 options were forfeited during the year ended December 31, 2006, no options have been exercised in accordance with the plan during the year ended December 31, 2006 and the six months ended June 30, 2007 . All employee options were cancelled effective with the filing for bankruptcy protection on August 14, 2006.

Note 4 - Commitments and contingencies

Lease Arrangements

All leases were terminated at the time of filing for Bankruptcy under Chapter 11.

BUCK-A-ROO$ HOLDING CORPORATION
 Notes to Consolidated Financial Statements
(Unaudited)

Note 5.  Related Party Transactions

Revolving Credit Agreement

In 2003, a revolving credit agreement for up to $250,000 was entered into between the Company and the Company's President. The agreement calls for interest at 10% per annum payable upon demand. The Company and its President verbally agreed that this agreement will be in effect for advances made from the President to the Company as well as from the Company to its President. No interest has been accrued for the six months end June 30, 2007.

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

The Company owes Deja Plus $2,477,013 under this agreement at June 30, 2007. This amount is reflected as Loan payable-affiliated company in the accompanying consolidated balance sheet.

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

Our interim financial statements for the six months ended June 30, 2007 reflect the filing of the bankruptcy petition and our subsequent emergence from bankruptcy protection.

Management's Discussion and Analysis

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Since we ceased operations on August14, 2006 pending determination of bankruptcy proceedings and obtaining the necessary working capital to reestablish operations at our company and wholly owned subsidiary and did not resume operations until emerging from Bankruptcy on December 14, 2007 (Effective Date of the Reorganization Plan), it is difficult to draw a meaningful comparison of results for the six months ended June 30, 2007 to results for the six months ended June 30, 2006.

Selling, General and Administrative Expenses

During the six months ended June 30, 2007, we accrued $80,000 in legal and accounting fees of the $125,000 approved by the Court appointed trustee. The $125,000 fee is being accrued ratably over the term of the bankruptcy period.

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

Controls and Procedures

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.  Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We believe our disclosure controls and internal controls are effective for the six months ended June 30, 2007.

We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in control during the six month period ending June 30, 2007.

PART II - OTHER INFORMATION

Legal Proceedings

No Director, officer, significant employee, or consultant of Buck-A-Roo$ Holding Corporation (formerly Deja Foods, Inc.) has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Buck-A-Roo$ Holding Corporation (formerly_Deja Foods, Inc). has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee or consultant of Buck-A-Roo$ Holding Corporation (formerly Deja Foods Inc.). has been convicted of violating a federal or state securities or commodities law.

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

Buck-A-Roo$ Holding Corporation.

Signature	Title	Date

David Fox
/s/ David Fox	Chief Executive Officer,	February 7, 2008
President and Director

/s/ David Fox	Secretary, Treasurer	February 7, 2008
David Fox	and Director

/s/ Barry S. Baer	Chief Financial Officer	February 7, 2008
Barry S. Baer	Principal Accounting Officer