Form 10QSB
period 2007-09-30
Buck-A-Roo$ Holding CORP
filed 2008-02-25
CIK 1314642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-51450

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
 Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2007: 134,343

BUCK-A-ROO$ HOLDING CORPORATION

Form 10-QSB

PART I - FINANCIAL INFORMATION
Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on January 22, 2008.

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Current Assets
Cash and cash equivalents	$63,801	$188,902
Prepaid expenses and other	30,000	88,605

Total Current Assets	93,801	277,507

Other Assets
Deposits and other	—	1,945

Total Other Assets	—	1,945

Total Assets	$93,801	$279,452

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30,	December 31,
	2007	2006
	(Unaudited)
Current Liabilities
Accounts payable and accrued expenses	$3,990,037	$4,110,660
Notes payable	1,790,444	1,773,353
Loan payable - affiliated company	2,477,013	2,477,013
Current portion of long-term debt	951,833	951,833

Total Current Liabilities	9,209,327	9,312,859

Long-Term Debt, net of current portion	—	—

Stockholders' Deficit
Preferred stock: $.001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 10,000,000 shares authorized, 134,343 shares issued and outstanding	134	134
Additional paid in capital	1,151,979	1,076,979
Receivable from stockholder	(224,919)	(224,919)
Accumulated deficit	(10,042,720)	(9,885,601)

Total Stockholders' Deficit	(9,115,527)	(9,033,407)

Total Liabilities and Stockholders' Deficit	$93,801	$279,452

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$—	$1,150,466	$—	$9,315,827

Cost of sales	—	1,230,332	—	9,139,192

Gross Profit (Loss)	—	(79,866)	—	176,635

Operating Expenses
Depreciation and amortization	—	9,371	—	73,581
Impairment of assets		1,499,452	—	3,433,527
Selling, general and administrative expenses	77,119	438,125	157,119	3,042,225

Total Operating Expenses	77,119	1,947,308	157,119	6,549,333

Loss From Operations	(77,119)	(2,027,174)	(157,119)	(6,372,698)

Other Income (Expense)
Income from unconsolidated subsidiary	—	—	—	22,506
Interest income	—	163	—	9,044
Other income	—	65	—	188
Interest expense	—	(154,019)	—	(935,888)

Total Other Expense	—	(153,791)	—	(904,150)

Loss Before Provision for Income Taxes	(77,119)	(2,180,965)	(157,119)	(7,276,848)

Provision For Income Taxes	—	—	—	—

Net Loss	$(77,119)	$(2,180,965)	$(157,119)	(7,276,848)

Net Loss Per Basic and
Diluted Share of Common Stock
Weighted Average Number of Common Shares Outstanding	134,343	134,343	134,343	134,343

Net Loss Per Share of Common Stock	$(.57)	$(16.23)	$(1.17)	$(57.14)

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Receivable
			Paid In	From	Accumulated
	Shares	Amount	Capital	Stockholder	Deficit

Balance at December 31, 2005	134,343	$134	$860,714	$—	$(2,563,753)

Compensation expense from issuance of stock options	—	—	192,357	—	—

Change in fair value adjustment of warrants issued in connection with convertible debentures	—	—	23,908	—	—

Reclassification of Receivable from Shareholder in Equity	—	—	—	(224,919)	—

Net loss	—	—	—	—	(7,321,848)

Balance at December 31, 2006	134,343	$134	$1,076,979	$(224,919)	$(9,885,601)

Capital contributions	—	—	75,000	—	—

Net loss	—	—	—	—	(157,119)

Balance at September 30, 2007 (unaudited)	134,343	$134	$1,151,979	$(224,919)	$(10,042,720)

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(157,119)	$(7,276,848)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for bad debts	—	(43,778)
Depreciation and amortization	—	410,524
Income from unconsolidated subsidiary	—	(22,506)
Stock based compensation	—	192,357
Impairment of long term assets	—	3,433,527
Changes in operating assets and liabilities:
Accounts receivable	—	521,973
Inventories	—	3,191,925
Prepaid expenses and other	(24,809)	(70,555)
Accounts payable and accrued expenses	(37,209)	427,151

Net cash provided (used) by operating activities	(219,137)	763,771

Cash Flows from Investing Activities
Increase in receivable from stockholder	—	(57,250)
Decrease in receivable from employees	—	22,057
Payment of direct costs of M & L acquisition	—	(10,751)
Capital expenditures	—	(28,882)
Decrease in deposits	1,945	35,637
Distributions from unconsolidated subsidiary	—	13,190

Net cash provided (used) by investing activities	1,945	(25,999)

Cash Flows from Financing Activities
Debt issuance costs	—	(204,636)
Net proceeds from notes payable - bank and warrants	—	1,500,474
Principal payments on notes payable	—	(1,956,014)
Net proceeds from line of credit- affiliate	17,091	—
Net proceeds from loan payable - affiliated company	—	131
Proceeds from long-term debt	—	1,457
Capital contribution	75,000	—

Net cash provided (used) by financing activities	92,091	(658,538)

Net Increase (Decrease) in Cash and Cash Equivalents	(125,101)	79,184

Cash and Cash Equivalents, Beginning of period	188,902	109,718

Cash and Cash Equivalents, End of period	$63,801	$188,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:

Interest	$—	$649,203

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Retirement of loan payable-affiliated company through issuance of convertible debentures	$—	$75,000

Fair value adjustment of warrants related to convertible debentures	$—	$23,908

Furniture and fixtures acquired in connection with obligation under capital lease	$—	$39,037

Transfer of accounts receivable and inventory in partial settlement of debt	$—	$422,622

The accompanying notes are an integral
part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Organization of the Company and basis of presentation

Organization

Deja Foods, Inc was incorporated in Nevada on August 7, 2003. On December 14, 2007, Deja Foods changed its name to Buck-A-Roo$ Holding Corporation (the Company). The Company was established primarily to distribute food products to retailers, food banks, distributors, and government institutions throughout the United States.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto contained in Form 10-KSB as filed with the Securities and  Exchange Commission. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation

The consolidated financial statements include the accounts of Buck-A -Roo$ Holding Corporation (formerly Deja Foods, Inc.), and its wholly owned subsidiary (formerly M & L Wholesale Foods, LLC). All inter-company transactions and balances have been eliminated in consolidation.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and become profitable. These interim financial statements give effect for the August 14, 2006 filing of a voluntary petition under chapter 11 of the US Bankruptcy Court by the Company and its subsequent reorganization effective on December 14, 2007.

As indicated in Note 6, the Company recently emerged from bankruptcy as a reorganized business. The Plan of Reorganization, as approved by the bankruptcy court, constitutes a comprehensive plan which management believes will allow the Company to continue to operate as a going concern.

The results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the expected results for the full 2007 fiscal year or any future period.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Debt and interest expense

Line of credit

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

Warrants outstanding

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

Notes Payable

The Company defaulted on the two notes payable to the former owner of M & L (one on June 25, 2006 and one on July 10, 2006) because it had not made certain required payments. The default provisions of the notes state the entire unpaid note balance and accrued, unpaid interest may be declared immediately due and the interest rate increased to 12% per annum. In July 2006 the Company was declared in default on one of the two notes, with a principal balance of approximately $173,000.  The Company did not make interest payments due May 1 through September 30, 2007 on the loan payable to its affiliated company or convertible debenture holders. There is no acceleration feature in either of these obligations for non-payment of interest.

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

As a result of the bankruptcy proceedings initiated on August 14, 2006, no interest has been accrued on these notes since that date.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 - Stockholders' equity

Reverse Stock Split

As of December 14, 2007 (the Reorganization Plan Effective Date or the “Effective Date”) the Company effected a 1 for 33 reverse common stock split for Company shareholders holding common stock prior to the effective date. The shares of stock held by David Fox (the Company’s president) prior to the effective date have been cancelled and excluded from the stock split. All share amounts and earnings per share in 2006 have been retroactively restated to give effect to the reverse stock split.

The Reorganization Plan changed the total number of common stock shares authorized to 25,000,000 and issued to 10,000,000.

Preferred Stock

The authorized preferred stock of the Company consisted of 5,000,000 shares, $.001 par value. The preferred stock may be issued in separate series from time to time as the Board of Directors of the Company may determine by resolution, unless the nature of a particular transaction and applicable statutes require shareholder approval. The rights, preferences and limitations of each series of preferred stock may differ, including without limitation, the rate of dividends, methods and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provision (if any), conversion rights (if any), and voting rights. No preferred stock was outstanding as of December 31, 2006 and September 30, 2007.

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

Although 405,000 options were granted and 5,000 options were forfeited during the year ended December 31, 2006, no options have been exercised in accordance with the plan during the year ended December 31, 2006 and the nine months ended September 30, 2007. All employee options were cancelled effective with the filing for bankruptcy protection on August 14, 2006.

Note 4 - Commitments and contingencies

Lease Arrangements

All leases were terminated at the time of filing for bankruptcy under Chapter 11.

BUCK-A-ROO$ HOLDING CORPORATION
 Notes to Consolidated Financial Statements
(Unaudited)

Note 5.  Related Party Transactions

Revolving Credit Agreement

In 2003, a revolving credit agreement for up to $250,000 was entered into between the Company and the Company's President. The agreement calls for interest at 10% per annum payable upon demand. The Company and its President verbally agreed that this agreement will be in effect for advances made from the President to the Company as well as from the Company to its President. In accordance with the terms of the bankruptcy agreement no interest has been accrued on this note since bankruptcy filing on August 14, 2006 and subsequently reclassified to equity. The outstanding note balance from the President of the Company is netted against his equity holding as receivable from stockholders as of September 30, 2007.

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

The Company owes Deja Plus $2,477,013 under this agreement at September 30, 2007. This amount is reflected as Loan payable-affiliated company in the accompanying consolidated balance sheet.

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

As of the Effective Date, Deja Foods changed its name to Buck-A-Roo$ Holding Corporation (“BARHC”) and amended and restated its articles of incorporation to authorize 25,000,000 shares of common stock and effect a 1 for 33 reverse stock split. BARHC currently has 10,000,000 shares issued and outstanding. GLA received 4,276,900 shares and BAR received 4,696,058 shares for their respective contribution of assets to BARHC. Laurus Master Fund, Ltd. (“Laurus”) the sole secured creditor of Deja Foods received 500,000 shares and the unsecured creditors of Deja Foods received (pro rata in accordance with the amount of the respective claims) 500,000 shares. The remaining Deja Foods common stock shareholders prior to the Effective Date received 27,042 shares after a 1 for 33 reverse stock split. The shares of common stock held by David Fox prior to the Effective Date were cancelled upon the Effective Date.

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

Overview of the Business

Prior to the bankruptcy filing in August 2006, we were a nationwide food distributor that offered food products in bulk quantities for sale to price sensitive, high volume purchasers such as prisons, mental health facilities and governmental agencies. We also sold our food products in bulk directly and through distributors to deep discount food stores ranging from small independent retailers to chain discount stores, such as Dollar Tree, 99 Cents Stores and Big Lots.

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

Our interim financial statements for the nine months ended September 30, 2007 reflect the filing of the bankruptcy petition and our subsequent emergence from bankruptcy protection.

Management's Discussion

Three Months Ended September 30, 2007 Compared to the three Months Ended Months Ended September 30, 2006

Since we ceased operations on August14, 2006 pending determination of bankruptcy proceedings and obtaining the necessary working capital to reestablish operations at our company and wholly owned subsidiary and did not resume operations until emerging from Bankruptcy on December 14, 2007 (Effective Date of the Reorganization Plan), it is difficult to draw a meaningful comparison for the three months ended September 30, 2007 to results for the three months ended September 30, 2006:

Selling, General and Administrative Expenses

During the three months ended September 30, 2007, we incurred $77,119 in legal and accounting service fees.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Since we ceased operations on August14, 2006 pending determination of bankruptcy proceedings and obtaining the necessary working capital to reestablish operations at our company and wholly owned subsidiary and did not resume operations until emerging from Bankruptcy on December 14, 2007 (Effective Date of the Reorganization Plan), it is difficult to draw a meaningful comparison for the nine months ended September 30, 2007 to results for the nine months ended September 30, 2006:

Selling, General and Administrative Expenses

During the nine months ended September 30, 2007, we accrued $80,000 in professional service fees of the $125,000 approved by the Court appointed trustee. The $125,000 fee was accrued ratably over the term of the bankruptcy period and was paid during the current quarter. We also incurred $77,119 in legal and accounting service fees.

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

As of the Effective Date, Deja Foods changed its name to Buck-A-Roo$ Holding Corporation (“BARHC”) and amended and restated its articles of incorporation to authorize 25,000,000 shares of common stock and effect a 1 for 33 reverse stock split. BARHC currently has 10,000,000 shares issued and outstanding. GLA received 4,276,900 shares and BAR received 4,696,058 shares for their respective contribution of assets to BARHC. Laurus Master Fund, Ltd. (“Laurus”) the sole secured creditor of Deja Foods received 500,000 shares and the unsecured creditors of Deja Foods received (pro rata in accordance with the amount of the respective claims) 500,000 shares. The remaining Deja Foods common stock shareholders prior to the Effective Date received 27,042 shares after a 1 for 33 reverse stock split. The shares of common stock held by David Fox prior to the Effective Date were cancelled upon the Effective Date.

Also as of the Effective Date, M&L, a wholly-owned subsidiary of Deja Foods, was reorganized by conversion from a limited liability company to a Nevada corporation and resumption of institutional sales and other business operations previously operated by Deja Foods. M&L changed its name to Deja Foods Government Services (“DFGS”). DFGS is authorized 25,000,000 shares of common stock and will have 10,000,000 shares of common stock outstanding. BARHC contributed $150,000 and the assets and liabilities related to the institutional sale business to DFGS in exchange for 9,000,000 shares of common stock. DFGS issued 500,000 shares to Laurus and 500,000 shares (pro rata in accordance with the amount of respective claims) to the unsecured creditors of M&L.

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

Controls and Procedures

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.  Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We believe our disclosure controls and internal controls are effective for the nine months ended September 30, 2007.

We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in control during the nine month period ending September 30, 2007.

PART II - OTHER INFORMATION

Legal Proceedings

No Director, officer, significant employee, or consultant of Buck-A-Roo$ Holding Corporation (formerly Deja Foods, Inc.) has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Buck-A-Roo$ Holding Corporation (formerly Deja Foods, Inc) has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee or consultant of Buck-A-Roo$ Holding Corporation (formerly Deja Foods Inc.) has been convicted of violating a federal or state securities or commodities law.

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

Buck-A-Roo$ Holding Corporation.

Signature	Title	Date

/s/ David Fox	Chief Executive Officer,	February 25, 2008
David Fox	President and Director

/s/ David Fox	Secretary, Treasurer	February 25, 2008
David Fox	and Director

/s/ Barry S. Baer	Chief Financial Officer	February 25, 2008
Barry S. Baer	Principal Accounting Officer