Form 10QSB/A
period 2006-06-30
Buck-A-Roo$ Holding CORP
filed 2008-03-04
CIK 1314642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
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
 Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [_]  No [X]

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

Transitional Small Business Disclosure (Check one): Yes [_] No [X]

EXPLANATORY NOTE

The Registrant files this amendment to insert information on the cover page that was inadvertently omitted previously. The Registrant has not made any other changes in this amendment.

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

DEJA FOODS, INC.

Signature	Title	Date

David Fox
/s/ David Fox	Chief Executive Officer,	March 4, 2008
President and Director

/s/ David Fox	Secretary, Treasurer	March 4, 2008
David Fox	and Director

/s/ Barry S. Baer	Chief Financial Officer	March 4, 2008
Barry S. Baer	Principal Accounting Officer