Form 10QSB/A
period 2006-09-30
Buck-A-Roo$ Holding CORP
filed 2008-03-04
CIK 1314642

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

Transitional Small Business Disclosure (Check one): Yes ☐ No ☒

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

DEJA FOODS, INC.

Signature	Title	Date

/s/ David Fox	Chief Executive Officer,	March 4, 2008
David Fox	President and Director

/s/ David Fox	Secretary, Treasurer	March 4, 2008
David Fox	and Director

/s/ Barry S. Baer	Chief Financial Officer	March 4, 2008
Barry S. Baer	Principal Accounting Officer