Form 10KSB/A
period 2006-12-31
Buck-A-Roo$ Holding CORP
filed 2008-03-04
CIK 1314642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number 000-51450

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
Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The issuer's revenue for its most recent fiscal year (2006) was $9,315,827.

The Company’s common stock is not listed on any exchange or over the counter and does not have a stock ticker symbol.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of issuer’s outstanding shares of common stock as of December 31, 2006 was 134,343.

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

Deja Foods, INC.

Signature	Title	Date

/s/ David Fox	Chief Executive Officer	March 4, 2008
David Fox

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Deja Foods, INC.

Signature	Title	Date

/s/ David Fox	Chief Executive Officer,	March 4, 2008
David Fox	President and Director

/s/ Greg Perlman	Director	March 4, 2008
Greg Perlman

/s/ Larry Kosmont	Director	March 4, 2008
Larry Kosmont

/s/ Barry S. Baer	Chief Financial Officer	March 4, 2008
Barry S. Baer	Principal Accounting Officer