Form 10QSB/A
period 2007-03-31
Buck-A-Roo$ Holding CORP
filed 2008-03-04
CIK 1314642

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

Buck-A-Roo$ Holding Corporation.

Signature	Title	Date

/s/ David Fox David Fox	Chief Executive Officer, President and Director	March 4, 2008

/s/ David Fox David Fox	Secretary, Treasurer and Director	March 4, 2008

/s/ Barry S. Baer Barry S. Baer	Chief Financial Officer Principal Accounting Officer	March 4, 2008