Form 10KSB
period 2007-12-31
Buck-A-Roo$ Holding CORP
filed 2008-03-31
CIK 1314642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Buck-A-Roo$ Holding Corporation
Formerly Deja Foods, Inc.
(Name of small business issuer in its charter)

Nevada	05-0581183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17641 Vanowen Street, Van Nuys, CA	91406
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code:  (818) 758-6500

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The registrant’s revenues for its most recent fiscal year were $157,154.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price ($0.42) on March 28, 2008 was $746,897.

Check whether the issuer has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court Yes ☒    No ☐

The number of issuer’s outstanding shares of common stock as of March 31, 2008 was 12,325,778

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize. The actual results of Buck-A-Roo$ Holding Corporation (“BRHC”) may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our products, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

        Upon our emergence from bankruptcy on December 14, 2007, we began operations as Buck-A-Roo$ Holding Corporation (‘BRHC” or the “Company”) as an extreme value retailer of food and general merchandise with an emphasis on highly consumable products that trigger repeat ordering and frequent customer visits. We own and operate a corporate Buck-A-Roo$ store in Van Nuys, California and we intend to grow the Buck-A-Roo$ store concept. We also generate royalty income from the operations of two other Buck-A-Roo$ stores under licensing agreements with an affiliate. We also wholesale non-food merchandise primarily to even out our inventories which we, at times, are required to purchase in order to obtain satisfactory products and pricing. We intend to grow our wholesale operations.

We were founded in 2003as Deja Foods, Inc, and prior to our bankruptcy, we were a nationwide food distributor that offered food products in bulk quantities for sale to price sensitive, high volume purchasers such as prisons, mental health facilities and governmental agencies. We also sold our food products in bulk directly and through distributors to deep discount food stores ranging from small independent retailers to chain discount stores.

Proceedings Under Chapter 11 of the Bankruptcy Code

Emergence from Bankruptcy Protection: On August 14, 2006, we filed for bankruptcy protection. Subsequent to that date, we developed and presented to the Bankruptcy Court a Reorganization Plan that was confirmed and was effective on December 14, 2007 (“Effective Date”). Effective December 14, 2007, Deja Foods, Inc. changed its name to Buck-A-Roo$ Holding Corporation.

Fresh-Start Reporting: Upon emergence from bankruptcy protection, we adopted the “fresh-start reporting” provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), effective December 14, 2007. Under fresh-start reporting, a new reporting entity was deemed to have been created, and all assets and liabilities were revalued to their fair values (see Item 7, Note 1 for further information). Accordingly, our financial statements for periods prior to December 14, 2007, are not comparable to our financial statements for periods on or after December 14, 2007.

Discharge and Treatment of Claims and Interests: As of the Effective Date, we were discharged and released from all claims and interests in accordance with the provisions of the Reorganization Plan. The Plan provided for payment in full in cash, satisfaction on deferred payment terms or reinstatement of allowed administrative, priority and secured claims, and the distribution of shares of new BRHC and its subsidiary Deja Foods Government Services (DFGS) common stock in satisfaction of allowed secured and unsecured claims. During the course of the Chapter 11 proceedings, we successfully reached settlements with all of our creditors and resolved pending claims against us.

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

On the Effective Date transfers occurred:

1.
GLA transferred to BRHC all intellectual property which relates to the ownership, development and management of Buck-A-Roo$ stores; all know-how of GLA related to the staffing, procurement of goods, store merchandising, and accounting procedures of Buck-A-Roo$ stores, and the exclusive rights of GLA to develop Buck-A-Roo$ stores;

2.	GLA terminated its relationship with those employees who are necessary to manage and operate the Buck-A-Roo$ business and permitted the BRHC to hire such employees;

3.
GLA entered into a license agreement with BRHC pursuant to which GLA will pay royalty income from its two existing Buck-A-Roo$ stores in California to BRHC at the rate of 5% of gross sales payable monthly in arrears; and

4.	BAR contributed to BRHC a 100% ownership of its right to own, develop and operate a Buck-A-Roo$ store in Van Nuys, California including the assignment of all assets and leasehold interests.

Also on the Effective Date, BRHC amended and restated its articles of incorporation to authorize 25,000,000 shares of common stock and effect a 1 for 33 reverse stock split. Subsequent to the Effective Date, BRHC issued 12,373,333 shares which were outstanding as of December 31, 2007. GLA received 4,276,900 shares and BAR received 4,696,058 shares for their respective contribution of assets to BRHC. Laurus Master Fund, Ltd. (“Laurus”) the sole secured creditor of Deja Foods received 500,000 shares and the unsecured creditors of Deja Foods received (pro rata in accordance with the amount of the respective claims) 500,000 shares. The remaining Deja Foods shareholders holding common stock prior to the Effective Date will hold 27,041 shares after a 1 for 33 reverse stock split. New shareholders purchased 2,373,333 shares. The shares of common stock held by David Fox prior to the Effective Date have been cancelled.

M&L, a wholly-owned subsidiary of Deja Foods, has been reorganized by converting from a limited liability company to a Nevada corporation and resuming the institutional sales and other business operations previously operated by Deja Foods. M&L changed its name to Deja Foods Government Services (“DFGS”). DFGS is authorized to issue 25,000,000 shares of common stock and had 10,000,000 shares of common stock issued and outstanding. BRHC contributed $150,000 and the assets and liabilities related to the institutional sale business to DFGS in exchange for 9,000,000 shares of common stock. DFGS also issued 500,000 shares to Laurus and 500,000 shares (pro rata in accordance with the amount of respective claims) to the unsecured creditors of M&L.

Under the terms of the Reorganization Plan, BRHC is obligated to repay GLA $125,000 of indebtedness advanced by GLA to Deja Foods under the filing of the Chapter 11 proceeding. This indebtedness is classified as an Administrative Claim under the Bankruptcy Code and the Reorganization Plan. The amount is recorded as a note payable to GLA in BRHC’s financial statements (See Item. 7, Note 1. BRHC will make interest only payments on a quarterly basis, commencing on the first day of the first full calendar quarter following the effective date, provided however, that payments shall not begin until payment of all creditors and interest holders have received the distribution or payments that they are entitled to under the Reorganization Plan. Under the Reorganization Plan, the final payment to creditors is due as late as August 14, 2011. The principal share will be due on the first day of the first full month following the last payment to creditors under the Reorganization Plan, but in no event sooner than January 1, 2010.

David Fox continues as the Chief Executive Officer of BRHC and DFGS. He will receive a salary of $7,500 per month from each company and will split his time equally between the companies. He will be entitled to annual increases and bonuses as deemed appropriate by the board of directors of each company. He will be entitled to such other fringe benefits as are adopted by each company for the benefit of their employees generally.

Operations

BRHC is an extreme value retailer of food and general merchandise with an emphasis on highly consumable products that trigger repeat ordering and frequent customer visits. We own and operate our flagship Buck-A-Roo$ store in Van Nuys, California. We intend to grow our Buck-A-Roo$ store brand concept by acquiring additional stores and acquiring attractive leases and active customers.

We have a license agreement with GLA whereby we receive royalty income of 5% of gross sales from its operations of two other Buck-A-Roo$ stores in California.

        We wholesale bulk quantities of non-food products, directly and through distributors, to customers including deep discount food stores ranging from small independent retailers to chain discount stores primarily to even out our inventories which we, at times, are required to purchase in order to obtain satisfactory products and pricing. We intend to grow our wholesale operations.

        We obtain the food and non-food products we sell from manufacturers who contact us regularly when they experience over-production, cancelled orders or label changes. We make these opportunity purchases from a number of multinational manufacturers including Con Agra, Del Monte, Coca Cola and Kellogg. We have no agreements with any manufacturer; rather, we are contacted by manufacturers by telephone or email to inquire if we would be interested in a particular purchase from them. We then confirm such purchases by purchase orders.

        We aggressively seek to make opportunity food and non-food purchases from manufacturers who have product available as a result of over production, cancelled orders or label changes as this is where we experience our highest profit margins while offering our customers the deepest discount.

        Our corporate offices are located in Van Nuys, California, and we warehouse our products at a warehouse facility in Santa Fe Springs, California. Our manufacturers ship products directly to this warehouse center where the products are inspected and delivered to our Buck-A-Roo$ store and our wholesale customers. We also use this warehouse to purchase and store products in the proper "mix" so that our inventory is sufficiently broad to service our customers' needs. The benefits of having these rented warehouse facilities are significant and include:

-	our ability to inspect and control the quality of the products prior to delivery;

-	our ability to prepare orders for customers using a variety of merchandise, thereby allowing the customer to order based on their storage limitations while obtaining volume discounts; and,

-	our ability to provide for timely deliveries due to our close proximity to the customer.

        Our warehouse space is rented from GLA. We have no long term agreements with GLA for rental of storage space. Rather, we make monthly payments based on pallet or weight basis of shipment into and out of the warehouse. We believe that we will not have difficulty in renting warehouse space in the future as there are adequate supplies of warehouse space in all of our present and anticipated markets.

Strategy

Our goal is to provide a primary shopping destination for price-sensitive consumers for food and other basic household items. Our strategy to achieve this goal includes the following:

Growth. Initially our growth strategy will focus on Los Angeles, California and the surrounding market. We intend to build new stores and acquire discount stores and re-brand those stores to the Buck-A-Roo$ store brand. We believe that we can leverage the brand awareness in our existing market and take advantage of our existing warehouse and distribution facilities, regional advertising and other management and operating efficiencies.

Emphasis on “Name-Brand” Consumables. We will continue to offer customers a range and quality of name-brand consumable merchandise at prices that are deeply discounted from customary retail prices.

Wide-range Selection of Regularly Available Merchandise. We strive to be the “one-stop” shopping destination of price-sensitive consumers and therefore we will continue to focus on offering consumer products in a broad range of staple product categories including: food, beverages, health and beauty care, household products (cleaning supplies, paper goods, etc.), housewares ( glassware, kitchen items), hardware, stationery, party goods, seasonal goods, baby products, toys, giftware, pet products, plants and gardening, clothing, electronics and entertainment.

Wholesale Operation. Our wholesale operations complement our retail operations by allowing us to be exposed to a broader selection of opportunity buys and to generate additional sales with relatively small incremental operating expense. Our wholesale operations through Deja Foods Governmental Services sells bulk quantities of non-food products, directly and through distributors, to customers including deep discount food stores ranging from small independent retailers to chain discount stores.

Well-Maintained Stores and Merchandising. We intend to continue to provide our customers an enjoyable and friendly shopping experience and strive to price and stock products attractively and conveniently and to keep stores well maintained and brightly lit.

Smart Purchasing. We continue to make merchandise purchases at substantially discounted prices because of our industry knowledge and experience and our ability to negotiate with suppliers. We also continually strive to maintain a lean operating environment in order to reinforce our negotiating leverage with suppliers.

Strong Long-Term Supplier Relationships. We continue to develop a reputation as a leading purchaser of name-brand, re-orderable, and closeout merchandise at discounted prices.  Our practice of high volume purchases, immediate acceptance of merchandise, prompt cash payment or acceptance of abbreviated credit terms, and commitment to honor issued purchase orders, and our willingness to purchase goods close to a target season or out of season continues to contribute to our solid reputation and relationship with suppliers. We also have the ability to make immediate buying decisions given our lean corporate environment, which enhances our supplier relationships.

Competition

We face competition in both the acquisition of inventory and sale of merchandise from other wholesalers, discount stores, single-price-point merchandisers, mass merchandisers, food markets, drug chains, club stores, wholesalers, and other retailers. Some of these competitors have substantially greater financial resources and buying power than we do. Our ability to successfully compete will depend on many factors, including the success of our purchases and resale of such merchandise at lower prices than our competitors.

Marketing

        Our marketing efforts include advertising (on air and print media) campaigns, word-of-mouth publicity, locations with good visibility and efficient signage. Further, we rely on the reputation of our Chief Executive Officer, who has been involved in the food liquidation industry for 15 years, to attract wholesale and retail customers and vendors.

 Environmental Matters

We are subject to federal, state and local environmental laws that apply to store operations and property development. We may be subject to certain environmental regulations regardless of whether we lease or own stores or land, or whether environmental conditions were created by the owner, a prior tenant or us. We believe that compliance with such laws and regulations has not had and will not have a material effect on our capital expenditures, operating results or competitive position.

Employees

        As of December 31, 2007 we had 28 full-time employees, including 22 in our retail operations and 6 in our corporate offices. We consider relations with our employees to be good. We offer certain benefits to benefit-eligible employees including health and disability, insurance, and paid time off (vacation, holidays, and sick leave).

Reports to Security Holders

Buck-A-Roo$ Holding Corporation is a reporting issuer with the Securities and Exchange Commission.  Buck-A-Roo$ Holding Corporation files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as required.

The public may read and copy any materials Buck-A-Roo$ Holding Corporation files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings also will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

We are dependent primarily on new store openings for future growth and our inability to grow would reduce our operating margins and profitability

Our ability to generate growth in sales and operating income depends largely on our ability to successfully open and operate new stores and to manage growth profitably.  Our strategy depends on many factors, including our ability to open new stores, grow our wholesale operations, negotiate leases or purchases with acceptable terms, refurbish stores, successfully compete against local competition and the increasing presence of large and successful companies entering or expanding into the market that we operate in, gain brand recognition and acceptance in our market, and manage operating expenses.  In addition, we must be able to hire, train, motivate, and retain competent managers and store personnel at increasing distances from our headquarters. Many of these factors are beyond our control or are difficult to manage. As a result, we cannot assure that we will be able to achieve our goals with respect to growth. Any failure to achieve these goals on a timely basis, differentiate ourselves and obtain acceptance in our market, attract and retain management and other qualified personnel, and manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

A variety of factors, including store location, store size, local demographics, rental terms, competition, the volume of store sales, availability of locally sourced as well as intra-Company distribution of merchandise, locally prevailing wages and labor pools, distance and time from existing distribution centers, local regulations, and the level of initial advertising influence if and when a store becomes profitable.

Any new stores we develop in the future may not achieve the sales estimated and store-level operating margins historically achieved at existing stores. If new stores developed in the future, on average fail to achieve these results, planned expansion could produce a further decrease in overall operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in operating margins. New stores developed in the future may be less profitable than existing stores and/or may reduce retail sales of existing stores, negatively affecting comparable store sales.

Our operations are concentrated in California where higher labor costs and natural disaster risks could adversely affect our revenue and profitability

All of our stores are located in the Los Angeles, California area.  We intend to open additional stores in this area. For the foreseeable future, our results of operations will depend significantly on trends in the California economy.   If retail spending declines due to economic slow-down or recession in California, our operations and profitability may be negatively impacted. California has also historically enacted minimum wages that exceed federal standards and certain of its cities have enacted “living wage” laws that exceed state minimum wage laws. It is widely believed that California will continue to increase the minimum wage. There are also other factors enacted by the state that make compliance, litigation and workers’ compensation claims more prevalent and costly.  Additional local regulation in certain California cities including Los Angeles, such as newly enacted recycling laws and limitations on bags that may be used, can further put downward pressure on the Company’s profit margins.

In addition, we are vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods, tornados, hurricanes, and civil disturbances. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties. Furthermore, although we maintain standard property and business interruption insurance, we do not maintain earthquake insurance on our facilities and business or insure other risks which are not normally insured such as acts of war and acts of terrorism.  In addition, because of the closeout nature of many of our products, a loss of inventory due to such a disaster would likely take us longer to remediate than if we only rely upon re-orderable merchandise.

Any disruptions in the receiving and distribution of our products could increase our expenses, reduce our revenue and disrupt our operations.

Our success depends upon how we manage receipt of products into inventory and product shipments.  As we continue to grow, we may face increased or unexpected demands on warehouse operations, as well as unexpected demands on our transportation network.  Moreover, new store locations receiving shipments from distribution centers that are increasingly further from the new stores that they serve will increase transportation costs and may create transportation scheduling strains. The very nature of our closeout business makes us uniquely susceptible to periodic and difficult to foresee warehouse/distribution center overcrowding caused by spikes in inventory resulting from opportunity closeout purchases.  Such demands could cause delays in delivery of merchandise to and from warehouses and/or to stores.   We also face the possibility of future labor unrest that could disrupt our receiving, processing, and shipment of merchandise.

We could be exposed to product liability or packaging violation claims

We purchase many products on a closeout basis, some of which are of an unknown origin and some of which are purchased through brokers as opposed to original manufacturing and supply sources. The closeout nature of many of the products may limit our opportunity to conduct product testing, label and ingredient analysis and other diligence related to these products, including compliance with particular State by State regulations.  We are not listed as an additional insured for certain products and/or by certain product vendors, and general insurance may not provide full coverage in certain instances. This could result in unanticipated future losses from product liability or packaging violation claims.

We depend upon our suppliers to provide us with closeout and special-situation merchandise, without which our inventory will diminish thereby reducing our revenue and profitability

Our success depends in large part on our ability to locate and purchase quality closeout and special-situation merchandise at attractive prices.  We cannot be certain that such merchandise will continue to be available in the future at prices consistent with our business plan and/or historical costs. Further, we may not be able to find and purchase merchandise in necessary quantities, particularly as we grow. Although we believe we have good relationships with suppliers, we do not have long-term agreements or pricing commitments with any suppliers. As a result, we must continuously seek out buying opportunities from existing suppliers and from new sources. Also, there is increasing competition for these opportunities with other wholesalers and retailers, discount and deep-discount stores, mass merchandisers, food markets, drug chains, club stores, and various other companies and individuals as the extreme value retail segment continues to expand outside and within existing retail channels.  A disruption in the availability of merchandise at attractive prices could impair our business.

We purchase in large volumes and our inventory is highly concentrated which may result in over-capacity inventory levels, inventory spoilage and reduced gross profit margins

To obtain inventory at attractive prices, we take advantage of large volume purchases, closeouts and other special situations. As a result, our inventory levels can reach an over-capacity situation in the warehouses and place stress on our warehouse and distribution operations as well as the back rooms of our retail stores.  This can also result in shrinkage due to spoilage if merchandise cannot be sold in anticipated timeframes and overcrowding and supply chain difficulties. If we sell large portions of inventory at amounts less than their carrying value or if we write down or otherwise dispose of a significant part of inventory, gross profit, operating income, and net income could decline significantly during the period in which such event or events occur.

We face strong competition which could reduce our product prices and increase our advertising and marketing expenses

We compete in both the acquisition of inventory and sale of merchandise with other wholesalers and retailers, discount and deep-discount stores, single price point merchandisers, mass merchandisers, food markets, drug chains, club stores and other retailers. In the future, new companies may also enter the extreme value retail industry.  In addition, our brand may be vulnerable to more established brands and our brand value may be diluted by other retailers with similar names, appearances and/or business models.   Several of our competitors have substantially greater financial resources and buying power than we do; further, such competitors have nationwide name recognition and organizations.  Our capability to compete will depend on many factors including the ability to successfully purchase and resell merchandise at lower prices than competitors and the ability to differentiate ourselves from competitors that do not share our price and merchandise attributes, yet may appear similar to prospective customers. This competition may force us to lower our prices and increase our advertising expense, both of which would reduce our revenue and profitability.

We are vulnerable to uncertain economic factors, changes in the minimum wage, and increased workers’ compensation and healthcare costs all of which could reduce our revenue and increase our costs

Our future results of operations and ability to provide quality merchandise at deeply discounted prices could be hindered by certain economic factors beyond our control, including but not limited to:

-	inflation and increases in the rate of inflation, both in the United States as well as in other countries in which the products we sell are manufactured;

-	increase in employee health and other benefit costs;

-	increase in minimum and prevailing wage levels, as well as “living wage” pressures;

-	increase in governmental regulatory compliance costs;

-	decrease in consumer confidence levels;

-	increase in transportation and fuel costs;

-	increases in unionization efforts;

-
increases in workers’ compensation costs and self-insured workers’ compensation liabilities due to  frequent political and legislative pressure or judicial rulings easing or rolling back the recent tightening of certain California workers’ compensation provisions.

We are subject to environmental regulations, compliance with which is costly and time consuming

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault. In the future we may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. Although we have not been notified of, and we are not aware of, any material current environmental liability, claim or non-compliance, we could incur costs in the future related to occupied properties and/or activities. In the ordinary course of business, we handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, but we cannot be assured that our policies and training are comprehensive and/or are consistently followed, and we are still potentially subject to liability under, or violations of, these environmental laws and regulations in the future even if our policies are consistently followed.

 We are subject to disruption of operations resulting from termination of leases

We lease store facilities. Store operations could be disrupted if the lease terminates and renewal of the lease is not successful. Currently, the store located in Bellflower, which is one of the two stores that BRHC receives royalty income from license agreements, has a lease which expires on May 31, 2008. The lease terms are under negotiation for renewal; however there is no guarantee that the lease will be successfully renewed.

There is no current market for our common stock, which may make it difficult for investors to sell their common stock.

There is no public market for our common stock and there can be no assurance that an active public market will develop in the future. We began trading our common stock for quotation on the over-the-counter Electronic Bulletin Board in March 2008 but there can be no assurance that a trading market will develop in our common stock, or, if developed, will be sustained. Accordingly, our stockholders may not be able to sell their shares should they desire to do so.

Because our common stock may be classified as “penny stock,” trading may be limited, and the share price could decline.

Because our common stock may fall under the definition of “penny stock,” trading in the common stock, if any, may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving the common stock.

“Penny stocks” are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange, included for quotation on the NASDAQ system or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

•	A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;
•	All compensation received by the broker-dealer in connection with the transaction;
•	Current quotation prices and other relevant market data; and
•	Monthly account statements reflecting the fair market value of the securities.

  These rules also require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

Our directors, executive officers and affiliates will continue to exert significant control over our future direction, which could reduce the sale value or our company.

Members of our Board of Directors and our executive officers, together with their affiliates, own a majority of the outstanding common stock. Accordingly, these stockholders, if they act together, will be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future.

There is a reduced probability of a change of control or acquisition of us due to the possible issuance of preferred stock. This reduced probability could deprive our investors of the opportunity to otherwise sell our stock in an acquisition of us by others.

         Our Articles of Incorporation authorize our Board of Directors to issue up to 5,000,000 of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by stockholders. As a result of the existence of “blank check” preferred stock, potential acquirers of our company may find it more difficult to, or be discouraged from, attempting to effect an acquisition transaction with, or a change of control of, our company, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

We have substantial doubt about our ability to continue as a going concern.

     We recently established our operations upon emergence from bankruptcy on December 14, 2007. We do not have a history of operating results. We are unable to estimate accurately future revenue and we are uncertain about our ability to sustain profitability. Because we just emerged from bankruptcy, there is substantial doubt about the continuation of our business. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, and our ability to obtain additional financing and become profitable. Our continued existence is dependent upon our ability to achieve our operating plan.

ITEM 2. DESCRIPTION OF PROPERTY

         In December 2007, we leased office space for our corporate headquarters and retail store at 17641 Vanowen Street, Van Nuys, California, under a lease which expires in July 2012 at a monthly rental ranging from $23,000 in 2007 to $27,000 in 2012. The property is suitable and adequate for our business needs.

We warehouse our products at a warehouse facility in Santa Fe Springs, California; this facility is rented from GLA. We have no long term agreements with GLA for rental of storage space. Rather, we make monthly payments based on pallet or weight basis of shipment into and out of the warehouse.

ITEM 3. LEGAL PROCEEDINGS

No director, officer, significant employee, or consultant of BRHC has been convicted in a criminal proceeding, exclusive of traffic violations.

No director, officer, significant employee, or consultant of BRHC has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

On December 3, 2007, the Bankruptcy Court entered an order confirming the Combined Plan of Reorganization of the registrant. The Reorganization Plan was effective on December 14, 2007.

ITEM4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Over-the Counter Bulletin Board market under the symbol “BRHC “beginning March 26, 2008. There was no public market for our common stock as of December 31, 2007.

Common Stock

We are authorized to issue 25,000,000 shares of common stock at $0.001 par value. As of December 31, 2007, we had 12,373,333 shares of common stock at $0.001 par value, issued and outstanding held by approximately 370 stockholders of record.

Dividends

We currently intend to retain future earnings to finance the operation, development and expansion of our business.  We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant.

Unregistered Sales of Equity Securities

On December 14, 2007, our reorganization plan was confirmed. All Deja Foods, Inc. common shares held by Mr. Fox, warrants issued and stock options issued under our 2005 Stock Option Plan were cancelled. All outstanding common stock of Deja Foods, Inc. was subject to a 1 for 33 reverse stock split resulting in 27,041 shares of common stock outstanding after our reorganization (held by shareholders who acquired the shares before the effective date of our reorganization).

We issued 500,000 new shares to Laurus Master Fund in exchange for its claim in the bankruptcies of Deja Foods, Inc. and M&L. We issued 500,000 new shares to approximately 340 companies or individuals in exchange for their claims in the bankruptcies of Deja Foods, Inc. and M&L. We issued 4,276,900 new shares to Grocery Liquidators of America LLC ("GLA") for GLA's contribution to us of certain intellectual property rights related to the ownership, development and management of Buck-A-Roo$ branded stores. We relied upon the exemption from registration provided by Section 4(2) of the 1933 in connection with the issuance. We issued 4,696,058 new shares to B.A.R. Vanowen, LLC ("BARVO") in exchange for BARVO's contributing to us all its right to operate a Buck-A-Roo$ branded store in Van Nuys, CA, including the assignment of all related assets and leasehold interests. We relied upon the exemption from registration provided by Section 4(2) of the 1933 Act in connection with the issuance.

On December 14, 2007, we accepted subscriptions and commitments to purchase an aggregate of 1,965,714 shares of common stock for $825,600 in cash and received additional commitments for the purchase of an additional 415,238 shares for approximately $174,400 from 31 different investors who were friends and known business associates. We relied upon the exemption from registration provided by Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated hereunder in connection with the issuances. We issued an aggregate of 2,373,333 of the committed shares by December 31, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF AND PLAN OF OPERATIONS

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: our ability to secure necessary financing; plans for opening additional stores, (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Our results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the our dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the grocery liquidation industry; the uncertainty of our ability to implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Emergence from Bankruptcy

On December 14, 2007, we emerged from bankruptcy protection. Upon the effective date of the Reorganization Plan (December 14, 2007), BRHC acquired valuable intellectual property (related to Buck-A-Roo$ Stores and exclusive rights to develop, license and/or franchise additional Buck-A-Roo$ Stores), operating capital (royalty fees on original Buck-A-Roo$ Stores,) and an operating business (100% interest in a fully stocked operating flagship store).  The reorganized M&L Wholesale Foods received a $150,000 cash infusion from BRHC to resume its institutional business. For further discussion, see Item 1: Business - “Proceedings Under Chapter 11 of the Bankruptcy Code” above.

Overview of the Business

BRHC is an extreme value retailer of food and general merchandise with an emphasis on highly consumable products that trigger repeat ordering and frequent customer visits. We own and operate our flagship Buck-A-Roo$ store in Van Nuys, California. We intend to grow our Buck-A-Roo$ store brand concept by acquiring additional stores.

We have a license agreement with GLA whereby we receive royalty income of 5% of gross sales from the operations of two other Buck-A-Roo$ stores in California.

        We sell bulk quantities of non-food products, directly and through distributors, to customers including deep discount food stores ranging from small independent retailers to chain discount stores. We also sell food products in bulk quantities to price sensitive institutional purchasers such as prisons, mental health facilities, food banks and governmental agencies.

        We obtain the food and non food products we sell from manufacturers who contact us regularly when they experienced over-production, cancelled orders or label changes. We make opportunity purchases from a number of multinational manufacturers including Con Agra, Del Monte, National Frozen Foods and Cool Brands among others. We have no agreements with any manufacturer. Rather, we are contacted by manufacturers by telephone or email to determine if we would be interested in a particular purchase from them. We then confirm such purchases by purchase orders.

        We aggressively seek to make opportunity food and non-food purchases from manufacturers who have product available as a result of over production, cancelled orders or label changes as this is where we experience our highest profit margins while offering our customers the deepest discount.

 Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. We consider the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

Long-lived assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such events occur, we compare the carrying amount of the asset to our best estimate of the net undiscounted cash flows expected to result from the sue and eventual disposition of the asset. If this comparison indicates that there is impairment, we record an impairment loss for the excess of net book value over the fair value of the impaired asset. We estimate the fair value based on the best information available, including prices for similar assets and the results of other valuation techniques.

Intangible Assets
We report intangible assets in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets which requires than an intangible asset with indefinite useful economic life not be amortized, but instead be separately tested for impairment using a fair-value approach. The evaluation of possible impairment of intangible assets is affected by factors such as changes in economic conditions and changes in operating performance. These factors could cause us to recognize a material impairment charge as we assess the ongoing expected cash flows and carrying amounts of intangible assets.

Revenue Recognition
The Company recognizes retail sales in its retail stores at the time the customer takes possession of merchandise. All sales reported are net of discounts and returns and exclude sales tax. Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are typically recognized free on board ("FOB") origin where title and risk of loss pass to the buyer when the merchandise leaves the Company's distribution facility.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 and require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. SFAS 158 had no effect on the Company’s financial condition or results of operations for the period ended December 31, 2007.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements. This Statement applies to reporting periods beginning or after November 15, 2007. The adoption of this Statement is not expected to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests In Consolidated Financial Statements. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAF No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way--as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The two statements are effective for fiscal years beginning after December 15, 2008 and management is currently evaluating the impact that the adoption of these statements may have on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

Results of Operations

Results of Operations for the Period Ended December 31, 2007 Compared to the Year Ended December 31, 2006

We emerged from bankruptcy and began our operations on December 14, 2007. Therefore, it is difficult to draw a meaningful comparison for the Period Ended December 31, 2007 when compared to the Year Ended December 31, 2006.

Revenue

We had retail sales of $148,000 for the two-week period from December 14, 2007 (date of emergence from bankruptcy and establishment of operations) to December 31, 2007. Cost of sales approximated $90,000 and the gross margin was 40%. The cost of sales consisted inventory purchase costs.

We earned royalty income totaling $10,000 from its license agreement with GLA during the period ended December 31, 2007.

We had no revenue for the period from January 1, 2007 to December 13, 2007 because we were undergoing bankruptcy proceedings.

Selling, General and Administrative Expenses

We incurred selling, general and administrative expenses of approximately $130,000 during the period December 14, 2007 to December 31, 2007. These expenses were primarily attributed to legal, payroll, rent, amortization and depreciation, and advertising expenses in the amounts of $25,000, $47,000, $14,000, $11,800 and $15,500, respectively.

During the period from January 1, 2007 to December 13, 2007, we incurred $157,000 in professional service fees consisting primarily of legal and accounting services.

Reorganization Items

During the period from January 1, 2007 to December 13, 2007, we incurred $572,000 in reorganization expenses attributed to legal, accounting, and valuation costs associated with the reorganization. We recognized a net gain of $9.1 million from the discharge of debt as approved by the bankruptcy court.

Interest expense

We incurred interest expense of $3,000 in connection with debt owed to GLA under promissory notes.

Working Capital

Net working capital as of December 31, 2007 was $492,251 with current assets to current liabilities ratio of 1.7 to 1. This gives us a positive working capital position going forward into 2008.

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Operations and liquidity needs are funded through cash flows from operations, debt and equity offerings.  Upon emerging from bankruptcy on December 14, 2007, we raised gross proceeds of $997,000 from the sale of our common stock and proceeds of $471,000 from borrowings. Capital contributions of $75,000 and proceeds from borrowings against a line of credit were used to fund our operations during the period from January 1, 2007 to December 13, 2007. Cash flows from operating activities approximated $105,000 during the period from December 14, 2007 to December 31, 2007. We used $217,000 for operating activities during the period from January 1, 2007 to December 13, 2007. We used $709,000 for investing activities during the period from December 14, 2007 to December 31, 2007.

We recently established our operations upon emergence from bankruptcy on December 14, 2007. Since we do not have a history of operating results, we are unable to estimate accurately future revenue and we are uncertain about our ability to sustain profitability. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, and our ability to obtain additional financing and become profitable. Our continued existence is dependent upon our ability to achieve our operating plan. We believe that our existing capital resources through the disciplined management of our accounts receivable and inventory turnover and operating cash flows will be sufficient to sustain our current organic operations over the next 12 months. Management is also working to increase sales volume and improve operating results through advertising campaigns that specifically target new customers and increase brand awareness. However, future growth through additional Buck-A-Roo$ retail outlets is dependent upon obtaining capital from external sources and we may not be able to obtain any material commitments for capital resources.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-28) form part of the report on the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Buck-A-Roo$ Holding Corporation
(Successor to Deja Foods, Inc.)

        We have audited the accompanying consolidated balance sheet of Buck-A-Roo$ Holding Corporation and subsidiary (collectively “the Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the period from inception (December 14, 2007) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Buck-A-Roo$ Holding Corporation and subsidiary as of December 31, 2007, and the consolidated results of their operations and cash flows for the period from inception (December 14, 2007) to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $65,900 during the period from inception (December 14, 2007) to December 31, 2007. Also, as discussed in note 1, the Company only recently emerged from bankruptcy proceedings. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California 91403
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Deja Foods, Inc.
(Predecessor to Buck-A-Roo$ Holding Corporation)

        We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows of Deja Foods, Inc and Subsidiary (collectively “the Company”) for the year ended December 31, 2006 and for the period from January 1, 2007 to December 13, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Deja Foods, Inc. and Subsidiary for the year ended December 31, 2006 and for the period from January 1, 2007 to December 13, 2007, in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $7,321,848 during the year ended December 31, 2006. The Company also had negative working capital of $9,035,352 as of December 31, 2006. From January 1, 2007 to December 13, 2007, the Company was in bankruptcy proceedings. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California 91403
March 28, 2008

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS

December 31, 2007
Current Assets
Cash	$815,711
Accounts receivable	13,390
Accounts receivable, related parties	14,910
Inventory	174,103
Deposits	49,000
Prepaid expenses	32,188
Total Current Assets	1,099,302

Fixed assets, net of accumulated depreciation	532,645
Goodwill	1,830,681
Intangible assets, net of amortization	1,313,282
Total Assets	$4,775,910

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$354,445
Accounts payable, related parties	75,294
Accrued payroll	11,254
Deferred rent	2,571
Capital lease and note obligations, current	213,247
Total Current Liabilities	656,811

Capital lease and note obligations, net of current portion	505,701

Non-controlling Interest	14,599

Stockholders' Equity
Common stock: $.001 par value, 25,000,000 shares authorized, 12,373,333 issued and outstanding	12,373
Additional paid in capital	3,748,747
Stock subscription receivables	(96,400)
Accumulated deficit	(65,920)
Total Stockholders' Equity	3,598,800

Total Liabilities and Stockholders' Equity	$4,775,910

The accompanying notes are an integral part of these financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor (December 14, 2007 to December 31, 2007)	Predecessor (January 1, 2007 to December 13, 2007)	Predecessor (Year Ended December 31, 2006)
Sales	$157,154	$-	$9,315,827
Cost of sales	89,361	-	9,139,192

Gross profit	67,793	-	176,635

Operating expenses:
Sales, general and administrative	118,779	157,119	3,087,225
Impairment of assets	-	-	3,433,527
Depreciation and amortization	11,800	-	73,581
Total operating expenses	130,579	157,119	6,594,333

Loss from operations	(62,786)	(157,119)	(6,417,698)

Interest expense	(3,134)	-	(935,888)
Other income, net	-	-	9,232
Income from unconsolidated subsidiary	-	-	22,506
Reorganization costs	-	(571,786)	-
Gain from settlement of obligations	-	9,115,526	-

Total other income (expense)	(3,134)	8,543,740	(904,150)

Income (loss) before non-controlling interest	$(65,920)	$8,386,621	$(7,321,848)

Non-controlling Interest	$(20)	$-	$-

Net income (loss)	$(65,900)	$8,386,621	$(7,321,848)

Basic net earnings (loss) per share	$(0.01)	$62.43	$(54.50)

Diluted net earnings (loss) per share	$(0.01)	$62.43	$(54.50)

Shares used to compute basic earnings per share	12,373,333	134,343	134,343
Shares used to compute diluted net earnings share	12,373,333	134,343	134,343

The accompanying notes are an integral part of these financial statements.

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Receivable		Total
	Common Stock		Paid In	From	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholder	Deficit	Equity
Balance at December 31, 2005	134,343	$134	$860,714	$-	$(2,563,753)	$3,424,601

Compensation expense from issuance of stock options	-	-	192,357	-	-	192,357

Change in fair value adjustment of warrants issued in connection with convertible debentures	-	-	23,908	-	-	23,908

Reclassification of Receivable from Shareholder in Equity	-	-	-	(224,919)	-	(224,919)

Net loss	-	-	-	-	(7,321,848)	(7,321,848)

Balance at December 31, 2006	134,343	$134	$1,076,979	$(224,919)	$(9,885,601)	$(9,033,407)

Net income (January 1, 2007 to December 13, 2007)					8,386,621	8,386,621

Cancellation of Predecessor stock and fresh-start reporting	(134,343)	(134)	(1,076,979)	(224,919)	1,498,980	(646,786)

Distribution of Successor stock	10,000,000	10,000	2,721,770	-	-	2,731,770

Sale of common stock	2,373,333	2,373	896,979	-	-	899,352

Capital contribution	-	-	33,598	-	-	33,598

Net loss	-	-	-	-	(65,920)	(65,920)

Balance at December 31, 2007	12,373,333	$12,373	$3,652,347	$-	$(65,920)	$3,598,800

The accompanying notes are an integral part of these financial statements.

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor (December 14, 2007 to December 31, 2007)	Predecessor (January 1, 2007 to December 13, 2007)	Predecessor (Year Ended December 31, 2006)
Cash Flows from Operating Activities
Net loss (income)	$(65,900)	$8,386,621		$(7,321,848)
Adjustments to reconcile net income (loss) to net cash
Provided (used) by operating activities:
Provision for bad debts	-	-		(43,778)

Depreciation and amortization	11,800			410,524
Net loss allocated to non-controlling interest	20
Income from unconsolidated subsidiary				(22,506)
Stock based compensation				192,357
Impairment of assets				3,433,527
Gain on settlement of obligations		(9,115,526)		-
Changes in operating assets and liabilities:		-		-
Accounts receivable	(13,390)	-		521,973
Accounts receivable, related parties	(14,910)	-		-
Inventories	(174,103)	-		3,191,925
Prepaid expenses and other	(81,188)	548,922		(70,555)
Accounts payable and accrued expenses	354,445	(37,209)		472,152
Accounts payable, related parties	75,294	-		-
Other accruals and deferred income	13,825	-		-
Net cash provided (used) by operating activities	$105,853	$(217,192)		$763,771

Cash Flows from Investing Activities
Increase in receivable from stockholder	-	-		(57,250)
Decrease in receivable from employees	-	-		22,057
Payment of direct costs of M & L acquisition	-	-		(10,751)
Capital expenditures	-	-		(28,882)
Decrease in deposits	-	-		35,637
Distributions from unconsolidated subsidiary	-	-		13,190
Acquisition of property and equipment	(538,060)	-		-
Property and equipment acquired through capital lease	248,011	-		-
Acquisition of goodwill	(419,681)	-		-
Net cash provided by investing activities	$(709,730)	$-		$(25,999)

Cash Flows from Financing Activities
Issuance of common stock	948,652	-		-
Proceeds from notes payable	470,936	-		-
Net proceeds from line of credit- affiliate	-	17,091		-
Capital contribution	-	75,000		-
Debt issuance costs	-	-		(204,636)
Net proceeds from notes payable - bank and warrants	-	-		1,500,474
Principal payments on notes payable	-	-		(1,956,014)
Net proceeds from loan payable - affiliated company	-	-		131
Proceeds from (principal payments on) long-term debt	-	-		1,457
Net cash (used) provided by financing activities	$1,419,588	$92,091		$(658,588)

Net increase (decrease) in cash and cash equivalents	815,711	(125,101)		79,184
Cash and cash equivalents, beginning of period	-	188,902		109,718

Cash and cash equivalents, end of period	$815,711	$63,801		$188,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest	$-	-	$	$ 649,203
Income taxes	$-	$-		$-

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES

Common stock issued for intangible assets	$1,319,668	$-		$-
Common stock issued for Van Nuys Store	$1,411,000	$-		$-

Retirement of loan payable-affiliated company through issuance of convertible debentures	$-	$75,000	$-

Change in fair value adjustment of warrants related to convertible debentures	$-	$23,908	$-

Furniture and fixtures acquired in connection with obligation under capital lease	$-	$39,032	$-

Transfer of accounts receivable and inventory in partial settlement of Laurus liabilities	$-	$422,622	$-

Recission of convertible debentures	$-	$535,000	$-

The accompanying notes are an integral part of these financial statements

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

Note 1 – Proceedings under Chapter 11 of the Bankruptcy Court

Emergence from Bankruptcy Protection: On August 14, 2006, Deja Foods, Inc. (“Predecessor”) filed for bankruptcy protection. Subsequent to that date, the Predecessor developed and presented to the Bankruptcy Court a Reorganization Plan that was confirmed and became effective on December 14, 2007 (“Effective Date”). As of the Effective date, Deja Foods, Inc. changed its name to Buck-A-Roo$ Holding Corporation (“Successor”, “BRHC”, or the “Company”).

Fresh-Start Reporting: Upon emergence from bankruptcy protection, effective December 14, 2007, the “fresh-start reporting” provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) were adopted. Under fresh-start reporting, a new reporting entity is deemed to have been created, and all assets and liabilities are revalued to their fair values. Accordingly, the financial statements for periods on or prior to December 13, 2007, are not comparable to our financial statements for periods on or after December 14, 2007.

Discharge and Treatment of Claims and Interests: As of the Effective Date, the Company was discharged and released from all claims and interests in accordance with the provisions of the Reorganization Plan. The Plan provided for payment in full in cash, satisfaction on deferred payment terms or reinstatement of allowed administrative, priority and secured claims, and the distribution of shares of new BRHC common stock in satisfaction of allowed secured and unsecured claims. During the course of the Chapter 11 proceedings, the Company successfully reached settlements with all of its creditors and resolved pending claims against it.

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

On the Effective Date the following transfers occurred:

1.
GLA transferred to BRHC all intellectual property which relates to the ownership, development and management of Buck-A-Roo$ stores; all know- how of GLA related to the staffing, procurement of goods, store merchandising, and accounting procedures of Buck-A-Roo$ stores; and the exclusive rights to develop Buck-A-Roo$ stores;

2.	GLA terminated its relationship with those employees who were necessary to manage and operate the Buck-A-Roo$ business and permitted the Company to hire such employees;

3.
GLA entered into a license agreement with the Company pursuant to which GLA will pay royalty income from its two existing Buck-A-Roo$ stores in California to the Company at the rate of 5% of gross sales payable monthly in arrears; and

4.	BAR contributed to the Company a 100% ownership of its right to own, develop and operate a Buck-A-Roo$ store in Van Nuys, California including the assignment of all assets and leasehold interests.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

Also on the Effective Date, the Company amended and restated its articles of incorporation to authorize 25,000,000 shares of common stock and effect a 1 for 33 reverse stock split. GLA received 4,276,900 shares and BAR received 4,696,058 shares for their respective contribution of assets to BRHC. Laurus Master Fund, Ltd. (“Laurus”) the sole secured creditor of the Predecessor received 500,000 shares and the unsecured creditors of the Predecessor received (pro rata in accordance with the amount of the respective claims) 500,000 shares. The remaining Predecessor common stock shareholders prior to the Effective Date received 27,042 shares after a 1 for 33 reverse stock split. The shares of common stock held by David Fox prior to the Effective Date were cancelled upon the Effective Date.

As of the Effective Date, M&L, a wholly-owned subsidiary of Deja Foods, reorganized by converting from a limited liability company to a Nevada corporation and resuming the institutional sales and other business operations previously operated by Deja Foods. M&L changed its name to Deja Foods Government Services (“DFGS”). DFGS is authorized to issue 25,000,000 shares of common stock and had 10,000,000 shares of common stock issued and outstanding. BRHC contributed $150,000 cash and the assets and liabilities related to the institutional sale business to DFGS in exchange for 9,000,000 shares of common stock. DFGS issued 500,000 shares to Laurus and 500,000 shares (pro rata in accordance with the amount of respective claims) to the unsecured creditors of M&L. As a result of the reorganization, DFGS (formerly M&L) is a majority – owed (90%) subsidiary of the Company.

Under the terms of the Reorganization Plan, BRHC will be obligated to repay GLA $125,000 of indebtedness advanced by GLA to Deja Foods under the filing of the Chapter 11 proceeding. This indebtedness is classified as an Administrative Claim under the Bankruptcy Code and the Reorganization Plan. The amount is recorded as a note payable to GLA in BRHC’s financial statements (See Item 7, Note 4). BRHC will make interest only payments on a quarterly basis, commencing on the first day of the first full calendar quarter following the Effective Date, provided however, that payments shall not begin until payments of all creditors and interest holders have received the distribution or payments they are entitled to under the Reorganization Plan. Under the Reorganization Plan, the final payment to creditors is due as late as August 14, 2011. The principal amount will be due on the first day of the first full month following the last payment to creditors under the Reorganization Plan, but not sooner than January1, 2010.

David Fox continues as the Chief Executive Officer of BRHC and DFGS. He will receive a salary of $7,500 per month from each company and will split his time equally between the companies. He will be entitled to annual increases and bonuses as deemed appropriate by the board of directors of each company. He will be entitled to such other fringe benefits as are adopted by each company for the benefit of their employees generally.

Reorganization items

Reorganization items were incurred by the Predecessor since the Petition Date as a direct result of the Debtors’ Chapter 11 filings, and were comprised of the following:

	January 1, 2007 to December 13, 2007	Year Ended December 31, 2006
Gain on settlement of obligations	$9,115,526	$-
Impairment of assets		(3,433,527)
Professional fees	(571,786)	-

Reorganization items, net gain (loss)	$8,543,740	$(3,433,527)

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

Gain on settlement of obligations related to the revaluation of liabilities resulting from discharge of obligations upon confirmation of the Reorganization Plan. Professional fees included financial, legal, and valuation services directly associated with the reorganization process.

During the year ended December 31, 2006, accounts receivable with a book value of $874,905 and inventory with a book value of $1,086,206 were transferred to Laurus Master Fund (senior secured creditor) as collateral in partial satisfaction of the outstanding obligation due Laurus Master Fund in conjunction with the filing of the voluntary bankruptcy petition. After recognizing impairment expense of $1,538,489 related to these assets, the net credit applied to the satisfaction of debt was $422,622.

During the year ended December 31, 2006, property and equipment including vehicle assets were written down by $211,956 to the value realized upon their sale of $155,000.

Intangible assets totaling $1,352,706, which consisted of fictitious name, goodwill and customer list, were written off in their entirety during 2006.

An investment of $330,376 in a related party (Deja Plus Fund, LLC) was considered fully impaired and written off during 2006.

Liabilities Subject to Compromise

Following are liabilities that were subject to compromise immediately prior to the effective date of the Reorganization Plan:

Accounts payable	$3,990,037
Notes payable	1,790,444
Loan payable – affiliated companies	2,477,013
Current portion of long-term debt	951,833
Total liabilities subject to compromise	$9,209,327

Fresh-Start Reporting

In accordance with SOP 90-7, fresh-start reporting was required upon emergence from Chapter 11 because holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and the reorganization value of the Company’s assets was less than its post-petition liabilities and allowed claims.

The Bankruptcy court confirmed the Company’s Reorganization Plan as of December 14, 2007. It was determined that BRHC’s reorganization value was $2.9 million as follows:

Cash	$150,000
Brand name	457,487
Licensing agreement	862,181
Van Nuys Store	1,411,000
Reorganization value	$2,880,668

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company’s post petition liabilities exceeded the reorganization value as follows:

Predecessor
Total post petition liabilities and allowed claims	$9,209,327
Reorganization value	(2,880,668)
Excess of liabilities over reorganization value	$6,328,659

Laurus Master Fund, Ltd. (“Laurus”), a secured creditor of the Predecessor, received 500,000 shares and the unsecured creditors of the Predecessor received (pro rata in accordance with the amount of the respective claims) 500,000 shares as settlement of the Predecessor’s obligations.

All conditions required for the adoption of fresh-start reporting were met on December 14, 2007. The Company applied various valuation methods to calculate the reorganization value of the Successor. These methods included (i) a calculation of the present value of the future cash flows based on the Company’s projections (ii) review and analysis of several recent transactions of companies determined to be similar to the Company and (iii) forecasted operating and cash flow results which gave effect to the estimated impact of corporate restructuring and other operating program changes. The reorganization value was determined using numerous projections and assumptions that are inherently subject to significant uncertainties and the resolution of contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and amounts reflected in the valuation will be realized.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), the Company allocated its reorganization value to its assets and liabilities. The net valuation adjustments are detailed below. Management considered a number of factors, including valuations or appraisals, in determining the fair values of assets. Liabilities were revalued at present values using appropriate current interest rates. The sum of the amounts assigned to assets and liabilities was less than the reorganization value by approximately $1.8 million. In accordance with SFAS 141, the Company allocated this excess amount to goodwill.

Fresh-start reporting resulted in the selection of appropriate accounting policies for the Successor. The significant accounting policies disclosed in the Predecessor’s Annual Report on Form 10-KSB for the year ended December 31, 2006, were adopted by the Successor.

The following table presents the effects of transactions outlined in the Reorganization Plan and adoption of fresh-start reporting on the consolidated balance sheet as of December 14, 2007. The table reflects settlement of various liabilities, cancellation of existing stock, issuance of new stock, and other transactions, as well as the fresh-start adjustments, such as revaluation of assets and liabilities to fair values and recording of certain intangible assets.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

	Preconfirmation	Plan of Reorganization Adjustments	Fresh-start	Successor
Cash and cash equivalents	$63,801	$86,199	$5,775	$155,775
Prepaid expenses	30,000	(30,000)
Inventory	-	-	145,669	145,669
Deposits & other assets	-	-	49,000	49,000
Due from affiliated companies	-	-	14,910	14,910
Total current assets	$93,801	$56,199	$215,354	$365,354

Fixed assets	-	-	538,601	538,601
Intangible assets	-	-	1,319,668	1,319,668
Reorganization value in excess of amounts allocable identifiable assets	-	-	1,830,681	1,830,681

Total assets	$93,801	$56,199	$3,904,304	$4,054,304

Accounts payable	$-	$-	$385,227	$385,227
Accounts payable – affiliated companies	-	-	178,724	178,724
Loan payables	-	-	209,745	209,745
Loan payables – affiliated companies	-	150,000	399,886	549,886
Total liabilities not subject to compromise	$-	$150,000	$1,173,582	$1,323,582

Accounts payable	$3,990,037	$(3,990,037)	-	-
Notes payable	1,790,444	(1,790,444)	-	-
Loan payable – affiliated companies	2,477,013	(2,477,013)	-	-
Current portion of long-term debt	951,833	(951,833)	-	-
Total liabilities subject to compromise	$9,209,327	S (9,209,327)	S -	$-

Total liabilities	$9,209,327	$(9,059,327)	$1,173,582	$1,323,582

Common stock	134	(134)	10,000	10,000
Additional paid-in-capital	1,151,979	(1,151,979)	2,720,722	2,720,722
Receivable from stockholder	(224,919)	224,919	-	-
Accumulated deficit	(10,042,720)	10,042,720	-	-

Total shareholders’ (deficit) equity	(9,115,526)	9,115,526	2,730,772	2,730,722

Total liabilities and shareholders’ (deficit) equity	$93,801	$56,199	$3,904,304	$4,054,304

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies

Organization

Deja Foods, Inc was incorporated in Nevada on August 7, 2003. On December 14, 2007, Deja Foods changed its name to Buck-A-Roo$ Holding Corporation (the “Company”, “BRHC” or Successor”). BRHC is an extreme value retailer of food and general merchandise with an emphasis on highly consumable products that trigger repeat ordering and frequent customer visits. BRHC owns and operates its flagship Buck-A-Roo$ store in Van Nuys, California.

Principles of Consolidation

The consolidated financial statements include the accounts of Buck-A -Roo$ Holding Corporation (formerly Deja Foods, Inc.), and its 90% owned subsidiary Deja Foods Governmental Services, Inc. (formerly M & L Wholesale Foods, LLC). All inter-company transactions and balances have been eliminated in consolidation.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand and at the stores and cash in financial institutions. Cash balances held at financial institutions are generally in excess of federally insured limits. The Company has not experienced any losses in such accounts. These accounts are only insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  The Company’s cash balances held at financial institutions and exceeding FDIC insurance totaled $715,711 at December 31, 2007.

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific receivable balance, the Company will record an allowance against the amount due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. The accounts receivable balance at December 31, 2007 primarily relates to credit card receivables from retail sales. The accounts were deemed to be fully collectible.

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for obsolete inventory, shrinkage, spoilage, and scrap are also recorded. Shrinkage and scrap is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. The valuation allowances require management judgment and estimates, such as the amount of obsolete inventory, shrinkage and scrap, all of which may impact the ending inventory valuation as well as gross margins. A valuation allowance was not established for inventory on hand at December 31, 2007 because inventories on hand were determined to be saleable and related costs fully recoverable.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are carried at cost and are depreciated or amortized on a straight-line basis over the following useful lives:

Leasehold improvements	Lesser of the estimated useful life of the improvement or remaining lease term
Furniture and fixtures	3 years
Computers	3 years
Equipment	3 to 5 years

The Company’s policy is to capitalize expenditures that materially increase the useful lives of assets. Ordinary repairs and maintenance costs are expensed as incurred.

Property and equipment at December 31, 2007 is comprised of the following:

Leasehold improvements	$379,708
Furniture and fixtures	17,912
Computers	6,491
Equipment	133,949
Total cost	$538,060
Less: Accumulated depreciation	(5,415)
Total fixed assets, net	$532,645

Depreciation expense totaled $5,415 for the period December 14, 2007 to December 31, 2007. There was no depreciation expense for the period January 1, 2007 to December 13, 2007. Depreciation expense totaled $73,581 during the year ended December 31, 2006. At December 31, 2007, assets under capital lease, net of accumulated amortization of $2,101, totaled $207,644 at December 31, 2007. Assets under capital leases are primarily store equipment, store facilities and furniture and fixtures.

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

Identifiable intangible assets

The Company does not capitalize internally generated intangible assets or goodwill. Intangible assets other than goodwill are amortized using the straight-line method over their estimated period of benefit of 10 years. At December 31, 2007, the Company capitalized $862,181 and $457,487 in intangible assets associated with a licensing agreement and brand name, respectively. These intangible assets were contributed to the emerging entity by the Company’s second largest shareholder. Amortization expense of $4,171 and $2,214 was recognized for the licensing agreement and brand name intangibles, respectively, during the period from December 14, 2007 to December 31, 2007. Amortization expense will be $131,996 for each of the succeeding five years; the aggregate amount of amortization expense thereafter will be $653,449.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company’s policy is to periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revision of estimates of useful lives or that indicate that impairment exists. As of December 31, 2007, the carrying value of identifiable intangible assets was determined to be fully recoverable.

Goodwill

Under Statement of Position 90-7 (“SOP 90-7”) “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” the reorganization value of the entity is allocated to the entity’s assets in conformity with Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations and that any portion of the reorganization value that cannot be attributed to specific tangible or identifiable intangible assets of the emerging entity should be reported as goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets". The reorganization value in excess of amounts allocable to identifiable assets of $1.8 million has been recorded as goodwill.

Under SFAS 142, goodwill is not amortized, but is instead tested for impairment at least annually. The Company’s policy is to test goodwill for impairment at least once a year and to test for impairment whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. At December 31, 2007, the carrying value of goodwill was determined to be fully recoverable.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”).  Under this method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

Cost of Sales

Cost of sales includes the cost of inventory, freight in, warehouse transportation costs, obsolescence, spoilage, scrap and inventory shrinkage.

Operating Expenses

Selling, general and administrative expenses include purchasing, receiving, inspection and warehouse costs, the costs of selling merchandise in stores (payroll and associated costs, occupancy and other store level costs), distribution costs (payroll and associated costs, occupancy, transportation to and from stores and other distribution related costs) and corporate costs (payroll and associated costs, occupancy, advertising, professional fees and other corporate administrative costs).

Leases

The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the applicable lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. Deferred rent related to landlord incentives is amortized as an offset to rent expense using the straight-line method over the applicable lease term.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

Revenue Recognition

The Company recognizes retail sales in its retail stores at the time the customer takes possession of merchandise. All sales reported are reported net of discounts and returns and exclude sales tax. Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are typically recognized free on board ("FOB") origin where title and risk of loss pass to the buyer when the merchandise leaves the Company's distribution facility.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $15,471 for the period December 14, 2007 to December 31, 2007. There were no advertising expenses for the period January 1, 2007 to December 13, 2007. Advertising expenses totaled $10,257 during the year ended December 31, 2006.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 and require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. SFAS 158 had no effect on the Company’s financial condition or results of operations for the period ended December 31, 2007.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements. This Statement applies to reporting periods beginning or after November 15, 2007. The adoption of this Statement is not expected to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests In Consolidated Financial Statements. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAF No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way--as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The two statements are effective for fiscal years beginning after December 15, 2008 and management is currently evaluating the impact that the adoption of these statements may have on the Company's consolidated financial statements.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

Note 3: Going Concern

The Company recently established its operations upon emergence from bankruptcy on December 14, 2007 and does not have a history of operating results. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and become profitable. The Company's continued existence is dependent upon its ability to achieve its operating plan. Management believes that the Company’s existing capital resources and operating cash flows will be sufficient to sustain the Company’s current operations over the next 12 months. Management has a plan of operations to mitigate the substantial doubt raised about the Company’s ability to continue as a going concern. This plan focuses on improving operating results by improving inventory turnover and focusing on accounts receivable. Management also plans to improve sales volume through advertising campaigns that specifically target new customers and increase brand awareness.

Note 4: Related-Party Transactions

The Company negotiated three promissory notes payable with certain related parties as discussed below. Grocery Liquidators of America, LLC, (“GLA”) is a California limited liability company which is owned 33.33% by Greg Perlman and 66.66% by Coldwater Finance LLC (“Coldwater”). Coldwater is owned 50% by David Fox and 50% by GH Capital LLC (“GH Capital”). Greg Perlman and David Fox own all of the interests of B.A.R. Vanowen L.L.C. (“BAR”). GH Capital is owned 50% by Greg Perlman. David Fox is the Chief Executive Office of the Company and Greg Perlman is a director of the Company.

The Company borrowed $125,000 from GLA during 2007 to fund reorganization expenses. Interest on this promissory note accrues at prime rate plus 1% per annum. Interest expense and accrued interest of approximately $500 was recorded as of December 31, 2007. This note is due on March 31, 2008.

The Company borrowed approximately $275,000 from BAR Vanowen, LLC to build its flagship store. This promissory note was assumed by the Company when it acquired the flagship store. Interest on this note accrues at 7.5% per annum. Interest expense and accrued interest of approximately $1,000 was recorded as of December 31, 2007. This note is due on December 14, 2009.

The Company borrowed $150,000 from GLA to fund part of its Bankruptcy cash requirements. Interest on this note accrues at prime rate per annum. Interest expense and accrued interest of approximately $500 was recorded as of December 31, 2007. This note is due on November 14, 2009.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company purchased inventories from GLA at a mark up of 16%. GLA also provides transportation services to the Company at a rate of $25 per pallet and storage services at a rate of $12 per pallet. The Company had a net payable balance of approximately $15,000 to GLA at December 31, 2007.

GLA assists BRHC in balancing out its non food inventories by arranging sales as requested. When GLA arranges a sale for merchandise owned by BRHC, it first purchases the products being sold and then bills the customer and remits 94 % of the collected funds received to BRHC retaining 6 % as a sales commission. There were no such transactions during the period December 14, 2007 to December 31, 2007.

At December 31, 2007, the Company had payables of approximately $38,000 due to B.A.R. Vanowen, LLC, (“BARVO”), the Company’s largest shareholder, for BARVO’s payment of payroll on behalf of the Company.

In 2003, a revolving credit agreement for up to $250,000 was entered into between the Company and the Company's President. The agreement called for interest at 10% per annum payable upon demand. The Company and its President verbally agreed that this agreement would be in effect for advances made from the President to the Company as well as from the Company to its President. During the year ended December 31, 2006, interest income of s $8,727 was accrued for this loan. The outstanding note balance was netted against his equity holding as receivable from stockholders. The shares of common stock held by the President prior to the effective date of the Reorganization Plan was cancelled as of the effective date, December 14, 2007.

In 2004, the Company's President, David Fox, formed and became Manager of Deja Plus. Deja Plus agreed to provide loans of up to the total available funds of Deja Plus to the Company. The Company agreed to pay a fee to Deja Plus equal to the greater of (i) 12% per annum of the funds available from the Fund to the Company or (ii) 25% of the gross profits from the purchase and resale of food products by the Company generated utilizing the funds from the Fund. As part of the agreement it was agreed that the food products purchased by the Company will be funded by Deja Plus if Deja Plus had sufficient cash to fund each purchase. If Deja Plus does not have sufficient cash, the Company could elect to purchase the food products with its own funds or those of third parties. Deja Plus's Private Placement Memorandum states that the only business activity is to fund the inventory purchases of Deja Foods, Inc. The Company owed Deja Plus $2,477,013 under this agreement at December 31, 2006. Interest expense during 2006 included $120,322 interest related to this agreement. This debt was discharged in accordance with the Reorganization Plan as of the effective date, December 14, 2007.

Entities controlled by Larry Kosmont, a member of the Company's board of directors, were holders of $380,000 of the 10% convertible debentures the Company had issued in 2006. These entities had also received 218,500 warrants to purchase the Company's common stock for $1.50 per share through November 30, 2007. The debentures were convertible into the Company's common stock at $1 per share through November 30, 2007. The debentures and warrants related to the debentures were rescinded by Larry Kosmont in December 2006. Interest expense during 2006 included $26,059 related to a convertible debenture holder who was an officer of the Company.

The Company leased its Denver, Pennsylvania office space from the company owned by the father of the former owner of M & L, and Deja Foods officer/director during 2006, on a one year lease which automatically renews for one year from year to year.  This lease was terminated as of the petition date in August 2006.

Note 5. Income Taxes

                A reconciliation of the benefit for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to loss before provision for income taxes for the periods from December 14, 2007 to December 31, 2007 and from January 1, 2007 to December 13, 2007 and the year ended December 31, 2006 is as follows:

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 14, 2007 to December 31, 2007	January 1, 2007 to December 13, 2007	Year Ended December 31, 2006
Federal statutory income tax rate	(34)%	(34)%	(34)%
State tax, net of federal benefit	(2)%	(2)%	(6.8)%
Permanent differences	-	-	-
Sur-tax exemption—temporary differences expected to reverse at less than the maximum federal tax rate	-	-	13.9%
Change in valuation allowance	36%	36%	26.9%

Actual income tax rate	-	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income taxes as of December 31, 2007 and 2006 are as follows:

	2007	2006
Net operating loss carryforwards	$1,563,448	$1,674,464
Stock based compensation	-	76,301
Charitable contributions carryforwards	4,690	4,690
Allowance for doubtful accounts	-
Accrual to cash timing differences	(140,316)	(123,489)
Depreciation and amortization	150	135
Capital loss carryforwards	663,751	663,751
Net deferred tax asset before valuation allowance	2,091,723	2,295,852
Less valuation allowance	(2,091,723)	(2,295,852)

Net Deferred Tax Asset (Liability)	$-	$-

The Company had a deferred tax asset of $2,091,723 and $2,295,852 at December 31, 2007 and 2006, respectively. The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earning history and trends, sales backlog and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset at December 31, 2007 and 2006 as the Company considered it to be unlikely to recognize sufficient operating income to realize the benefit of these assets over time until the Company has had a reasonable history of net income. Accordingly, the Company recorded a deferred tax valuation allowance to offset the entire net deferred tax asset arising from the tax loss carry forward. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits. The Company will continue to review this valuation allowance and make adjustments as appropriate.

 At December 31, 2007 and 2006, the Company has available unused net operating loss carry forwards that may be applied against future taxable income of approximately $7.0 million and $7.4 million, respectively. Such carryforwards are subject to limitation for use by the Successor and begin to expire in the years 2024 to 2025 and 2014 to 2015 for federal and state purposes, respectively.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

Note 6: Lease Commitments

The Company leases its store facility under an operating lease. The lease terminates on July 31, 2012 and monthly rates under the lease range from $23,000 in 2007 to $27,000 in 2012.

The Company also leases certain equipment under a capital lease agreement which terminates on November 10, 2010. Monthly payments under the capital lease approximate $7,100. At December 31, 2007, the debt balance approximated $202,000. Interest accrues at 14% per annum and all interest was paid through December 31, 2007.

Rental expense charged to operations during the period December 14, 2007 to December 31, 2007 approximated $14,000. There was no rent expense for the period January 1, 2007 to December 13, 2007. Rent expense in 2006 totaled $185,000 offset by rental income of $36,000. As of December 31, 2007, the minimum annual rentals payable under all non-cancelable operating and capital leases were as follows:

Fiscal Year ending December 31:	Operating leases	Capital leases	Future Minimum Commitment
2008	$281,000	$85,000	$366,000
2009	293,000	85,000	378,000
2010	305,000	78,000	383,000
2011	317,000	-	-
2012	189,000	-	-
Thereafter	-	-	-
Future minimum lease payments	$196,029	$248,000	$1,127,000
Less amount representing interest		(46,000)
Present value of future lease payments		$202,000

The gross asset amount recorded for equipment under the capital leases was approximately $210,000 as of December 31, 2007. Accumulated depreciation was approximately $2,000 at December 31, 2007.

Note 7: Common Stock

As of the Effective Date, Deja Foods changed its name to Buck-A-Roo$ Holding Corporation (“BRHC”) and amended and restated its articles of incorporation to authorize 25,000,000 shares of common stock and effect a 1 for 33 reverse stock split. At December 31, 2007, the Company had issued and outstanding 12,373,333 shares of common stock. Grocery Liquidators of America, LLC (“GLA”) received 4,276,900 shares and B.A.R. Vanowen, LLC (“BAR”) received 4,696,058 shares for their respective contribution of assets to BRHC. Laurus Master Fund, Ltd. (“Laurus”), a secured creditor of Deja Foods, received 500,000 shares and the unsecured creditors of Deja Foods received (pro rata in accordance with the amount of the respective claims) 500,000 shares. The remaining Deja Foods shareholders holding common stock prior to the Effective Date held 27,041 shares after a 1 for 33 reverse stock split. The shares of common stock held by David Fox prior to the Effective Date have been cancelled.

On December 14, 2007, the Company sold 2,373,333 shares of its common stock for $996,800. A total of $96,400 remains outstanding in connection with the sale of these shares of common stock and has been recorded as stock subscriptions receivable as of December 31, 2007.

Subsequent to December 31, 2007, the Company repurchased 47,555 of the outstanding shares of common stock.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

Note 8: Non-controlling Interest

As of the Effective Date, M&L, a wholly-owned subsidiary of Deja Foods, reorganized by converting from a limited liability company to a Nevada corporation and resuming the institutional sales and other business operations previously operated by Deja Foods. Upon emerging from bankruptcy on December 14, 2007, M&L changed its name to Deja Foods Government Services (“DFGS”). DFGS authorized 25,000,000 shares of common stock and has 10,000,000 shares of common stock outstanding. BRHC contributed $150,000 cash and the assets and liabilities related to the institutional sale business to DFGS in exchange for 9,000,000 shares of common stock. DFGS issued 500,000 shares to Laurus and 500,000 shares (pro rata in accordance with the amount of respective claims) to the unsecured creditors of M&L. As a result, BRHC and non-controlling shareholders own 9,000,000 (90%) and 1,000,000 (10%), respectively, of the outstanding common shares of DFGS at December 31, 2007.

The net assets attributable to the majority and non-controlling shareholders approximated $130,000 and $16,000, respectively, at December 31, 2007. DFGS began operations on December 14, 2007 and realized a net loss from its operations of approximately $2,000.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On August 30, 2006 Mayer Hoffman McCann P.C. resigned as the Company’s registered independent public accounting firm.  None of the reports of Mayer Hoffman McCann P.C. on the financial statements of the Company contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:  Mayer Hoffman McCann P.C.’s report on the Company’s financial statements as of and for the year ended December 31, 2005 contained a separate paragraph, stating that:

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

As of September 19, 2007, the Registrant has engaged Grobstein, Horwath & Company LLP, 15233 Ventura Boulevard, Sherman Oaks, California 91403-2201, as its independent registered public accounting firm commencing September 19, 2007, for the year ended December 31, 2006.  During the most recent two years through September 19, 2007 (the date of engagement), neither the Company nor anyone engaged on its behalf has consulted with Grobstein, Horwath & Company LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 8A. CONTROLS AND PROCEDURES

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

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation. In addition, the Chief Executive Officer and the Chief Financial Officer in coordination with other members of company management review regularly internal operating controls and make changes as appropriate to ensure that there are no factors that could significantly affect the company’s internal and disclosure controls.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Buck-A-Roo$ Holding Corporation’s Directors are elected by the stockholders to a term of one (1) year and serve until their successor is elected and qualified. The officer is appointed by the Board of Directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers as of March 31, 2008 and their positions are as follows:

Name	Age	Position

David Fox	40	Chief Executive Officer, President and Director

Greg Perlman	42	Director

Larry Kosmont	56	Director

Barry S Baer	64	Chief Financial Officer Principal Accounting Officer

Gary Agron	63	Director

David Fox, President and Chief Executive Officer and director,

Mr. Fox was a partner in LA Foods, a small, privately-held Los Angeles-based food liquidator from 1995 to 2003. At LA Foods, Mr. Fox was engaged in all aspects of the business including marketing, purchasing, sales import, finance, e-commerce and corporate matters. He left the firm in 2003, when its sales were approximately $20 million annually, to found Deja Foods, Inc. Mr. Fox is a member of Coldwater Finance LLC which owns and operates Grocery Liquidators of America LLC, which is a wholesale food and merchandise distributor and owner of two Buck-A-Roo$ stores and which supplies Buck-A-Roo$ Holding Corporation some of its merchandise. Mr Fox had served as President and Chief Executive Officer and Director of Deja Foods’ since its inception in August 2003.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

Larry J. Kosmont, CRE, director,

Mr. Kosmont has been involved in real estate and investment since 1975. He founded Kosmont Companies, a full service real estate investment, development and advisory services firm, in 1986 and has been its Chief Executive Officer since that time. He served in the public sector from 1973 to 1986, and was the City Manager for the City of Bell Gardens and was the Director of Community Development for the City of Burbank. Mr. Kosmont is a former owner and Board member of Growers Transplanting, the largest agricultural transplanting company in California. He is a former Commissioner of the Metropolitan Water District Board (representing Los Angeles) and presently serves as a State Commissioner on the California Economic Development Commission. He served on the Deja Foods, Inc. board of directors before resigning at the time the petition for Chapter 11 relief was filed by the Company. Mr Kosmont rejoined as a director on December 3, 2007.

Gregory Perlman, director,

Mr. Perlman is the Principal of GH Capital, a diversified real estate investment company with holdings throughout the United States. GH Capital owns more than 10,000 apartment units in thirteen states, with a combined market value in excess of $400 million and is actively acquiring existing projects. In addition, GH Capital’s Hospitality division owns and develops hotels and resort master planned communities in California. GH Capital is based in Sherman Oaks, California with offices in Cincinnati, Ohio and Greenville, South Carolina and through its wholly owned subsidiaries employs over 300 people throughout the United States. Prior to joining GH Capital, Mr. Perlman’s career has encompassed a wide spectrum of real estate acquisitions and development throughout the United States. Mr. Perlman is a graduate from the Boston University School of Management. Mr Perlman was appointed as a director on October 1, 2007.

Gary A. Agron, director

Mr. Argon has been a director since January 2008. He has been engaged in the private practice of securities law since 1977, with emphasis on representation of issuers and brokers-dealers in the public offering and private placement of equity securities. Mr. Agron earned a Bachelor of Arts degree and a Juris Doctorate degree from the University of Colorado.

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

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

Board Committees

We currently have no compensation or audit committees or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation or audit related requirements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2007 beneficial owners did comply with Section 16(a) filing requirements applicable to them to the extent they filed all forms required under Section 16(a) .

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2007 and 2006, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
David Fox	2007	[1]	-	-	-	-	-	-
Chief Executive Officer	2006	160,292	-	-	-	-	-	- -

Barry Baer	2007	[1]	-	20,375	-	-	-	-
Chief Financial Officer	2006	[1]	-	-	-	-	-	-

Jon Fox [2]	2007	[1]	-	-	-	-	-	-
Chief Operating officer	2006	65,379	-	-	-	-	-	-

Scott Matis	2007	[1]	-	-	-	-	-	-
Senior Vice President	2006	125,133	-	-	-	-	-	-

Rick Saperstein	2007	[1]	-	15,000	-	-	-	-
Chief Financial Officer	2006	110,129	-	-	-	-	-	-

1 No service performed
2 Jon Fox is a relative of David Fox; his service and compensation were terminated upon filing of petition for bankruptcy protection on August 14, 2006.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

Directors' Compensation

During the year ended December 31, 2007, we did not compensate any of our directors. In February 2008, we granted one of our directors options to purchase 142,850 shares of our common stock for $0.42 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2007 certain information regarding the beneficial ownership of our common stock by:

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

        The following table sets forth the common stock ownership as of December 31, 2007 for (1) each person known by us to be the beneficial owner of five percent or more of our common stock, (2) each officer and director individually and (3) all of our officers and directors as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial and does not include any convertible securities that were exercisable prior to our filing of bankruptcy on August 14, 2006 and subsequently rescinded

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class
Common	Greg Perlman	5,631,568	45.5%
Common	David Fox	2,982,764	24.1%
Common	Barry Baer	302	*
Common	Gary Agron	315,714	2.6%
Common	Larry Kosmont	269,142	2.2%
Common	GH Capital (1)	719,638	5.8%
Common	Deja Plus High Yield Fund	128,325	1.0%
Common	Laurus Masters Fund Ltd.	500,000	4.0%

	All directors and officers as a group (5 persons)	9,199,490	74.35%

*Less than 1%

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Payables

The Company negotiated three promissory notes payable with certain related parties as discussed below. Grocery Liquidators of America, LLC, (“GLA”) is a California limited liability company which is owned 33.33% by Greg Perlman and 66.66% by Coldwater Finance LLC (“Coldwater”). Coldwater is owned 50% by David Fox and 50% by GH Capital LLC (“GH Capital”). Greg Perlman and David Fox own all of the interests of B.A.R. Vanowen L.L.C. (“BAR”). GH Capital is 50% owned by Greg Perlman. David Fox is the Chief Executive Office of the Company and Greg Perlman is a director of the Company.

The Company borrowed $125,000 from GLA during 2007 to fund reorganization expenses. Interest on this promissory note accrues at prime rate plus 1%. Interest expense and accrued interest of approximately $500 was recorded as of December 31, 2007.

The Company borrowed approximately $275,000 from BAR Vanowen, LLC to build its flagship store. This promissory note was assumed by the Company when it acquired the flagship store. Interest on this note accrues at 7.5%. Interest expense and accrued interest of approximately $1,000 was recorded as of December 31, 2007.

The Company borrowed $150,000 from GLA to fund part of its Bankruptcy cash requirements. Interest on this note accrues at prime rate. Interest expense and accrued interest of approximately $500 was recorded as of December 31, 2007.

Revolving Credit Agreement

In 2003, a revolving credit agreement for up to $250,000 was entered into between the Company and the Company's President. The agreement called for interest at 10% per annum payable upon demand. The Company and its President verbally agreed that this agreement would be in effect for advances made from the President to the Company as well as from the Company to its President. During the year ended December 31, 2006, interest income of s $8,727 was accrued for this loan. The outstanding note balance was netted against his equity holding as receivable from stockholders. The shares of common stock held by the President prior to the effective date of the Reorganization Plan was cancelled as of the effective date, December 14, 2007.

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

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

As part of the agreement it was agreed that the food products purchased by the Company will be funded by Deja Plus if Deja Plus had sufficient cash to fund each purchase. If Deja Plus does not have sufficient cash, the Company could elect to purchase the food products with its own funds or those of third parties. Deja Plus's Private Placement Memorandum states that the only business activity is to fund the inventory purchases of Deja Foods, Inc.

The Company owed Deja Plus $2,477,013 under this agreement at December 31, 2006. Interest expense during 2006 included $120,322 interest related to this agreement. This debt was discharged in accordance with the Reorganization Plan as of the effective date, December 14, 2007.

Convertible Debentures

Entities controlled by Larry Kosmont, a member of the Company's board of directors, were holders of $380,000 of the 10% convertible debentures the Company had issued. These entities had also received 218,500 warrants to purchase the Company's common stock for $1.50 per share through November 30, 2007. The debentures were convertible into the Company's common stock at $1 per share through November 30, 2007. The debentures and warrants related to the debentures were rescinded by Larry Kosmont in December 2006. Interest expense during 2006 included $26,059 related to a convertible debenture holder who was an officer of the Company.

Leases

The Company leased its Denver, Pennsylvania office space from the company owned by the father of the former owner of M & L, and Deja Foods officer/director during 2006, on a one year lease which automatically renews for one year from year to year.  This lease was terminated as of the petition date in August 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Name and/or Identification of Exhibit

2	Plan of Purchase, Sale, Reorganization, arrangement, liquidation or succession

a.	Voluntary petition for bankruptcy (2)(4)

b.	Modified First Amended Combined Plan of Reorganization of Deja Foods, Inc. and M&L Wholesale Foods LLC (5)

3	Articles of Incorporation & By-Laws

a.	Articles of Incorporation , as amended (1)

b.	Bylaws (1)

c	Amended and Restated Articles of Incorporation of Buck-A-Roos Holding Corporation (5)

10.1	License agreements

10.2	Lease agreement

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

16	Letter on change in certifying accountant (3)

31*	Rule 13a-14(a)/15d-14(a) Certification

32*	Certification under Section 906 of the Sarbanes-Oxley Act (18 U S C Section 1350)

Notes:

1.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on August 21, 2006

2.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on September 28, 2007

3.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on October 9, 2007

4.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on December 7, 2007

5.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on January 23, 2008

6.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on March 21, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2007 and 2006 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2007	2006

Audit fees	$55,000	$263,010
Audit-related fees	-	-
Tax related fees	-	45,000
All other fees	-	-

Total fees	$55,000	$308,010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Buck-A-Roo$ Holding Corporation

Signature	Title	Date

/s/ David Fox	Chief Executive Officer	March 31, 2008
David Fox

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Buck-A-Roo$ Holding Corporation

Signature	Title	Date

/s/ David Fox	Chief Executive Officer,	March 31, 2008
David Fox	President and Director

/s/ Barry S. Baer	Chief Financial Officer	March 31, 2008
Barry S. Baer	Principal Accounting Officer

/s/ Greg Agron	Director	March 31, 2008
Greg Agron

/s/ Greg Perlman	Director	March 31, 2008
Greg Perlman

/s/ Larry Kosmont	Director	March 31, 2008
Larry Kosmont