Form 10KSB/A
period 2007-12-31
Buck-A-Roo$ Holding CORP
filed 2008-04-03
CIK 1314642

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price ($0.42) on March 28, 2008 was $2,811,568.

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

We were founded in 2003 as Deja Foods, Inc, and prior to our bankruptcy, we were a nationwide food distributor that offered food products in bulk quantities for sale to price sensitive, high volume purchasers such as prisons, mental health facilities and governmental agencies. We also sold our food products in bulk directly and through distributors to deep discount food stores ranging from small independent retailers to chain discount stores.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-20) form part of the report on the Consolidated Financial Statements

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

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
March 28, 2008

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS

December 31, 2007
Current Assets
Cash	$815,711
Accounts receivable	13,390
Accounts receivable, related parties	14,910
Inventory	174,103
Deposits	49,000
Prepaid expenses	32,188
Total Current Assets	1,099,302

Fixed assets, net of accumulated depreciation	532,645
Goodwill	1,830,681
Intangible assets, net of amortization	1,313,282
Total Assets	$4,775,910

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$354,445
Accounts payable, related parties	75,294
Accrued payroll	11,254
Deferred rent	2,571
Capital lease and note obligations, current	213,247
Total Current Liabilities	656,811

Capital lease and note obligations, net of current portion	505,701

Non-controlling Interest	14,599

Stockholders' Equity
Common stock: $.001 par value, 25,000,000 shares authorized, 12,373,333 issued and outstanding	12,373
Additional paid in capital	3,748,747
Stock subscription receivables	(96,400)
Accumulated deficit	(65,920)
Total Stockholders' Equity	3,598,800

Total Liabilities and Stockholders' Equity	$4,775,910

The accompanying notes are an integral part of these financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor (December 14, 2007 to December 31, 2007)	Predecessor (January 1, 2007 to December 13, 2007)	Predecessor (Year Ended December 31, 2006)
Sales	$157,154	$-	$9,315,827
Cost of sales	89,361	-	9,139,192

Gross profit	67,793	-	176,635

Operating expenses:
Sales, general and administrative	118,779	157,119	3,087,225
Impairment of assets	-	-	3,433,527
Depreciation and amortization	11,800	-	73,581
Total operating expenses	130,579	157,119	6,594,333

Loss from operations	(62,786)	(157,119)	(6,417,698)

Interest expense	(3,134)	-	(935,888)
Other income, net	-	-	9,232
Income from unconsolidated subsidiary	-	-	22,506
Reorganization costs	-	(571,786)	-
Gain from settlement of obligations	-	9,115,526	-

Total other income (expense)	(3,134)	8,543,740	(904,150)

Income (loss) before non-controlling interest	$(65,920)	$8,386,621	$(7,321,848)

Non-controlling Interest	$(20)	$-	$-

Net income (loss)	$(65,900)	$8,386,621	$(7,321,848)

Basic net earnings (loss) per share	$(0.01)	$62.43	$(54.50)

Diluted net earnings (loss) per share	$(0.01)	$62.43	$(54.50)

Shares used to compute basic earnings per share	12,373,333	134,343	134,343
Shares used to compute diluted net earnings share	12,373,333	134,343	134,343

The accompanying notes are an integral part of these financial statements.

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Receivable		Total
	Common Stock		Paid In	From	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholder	Deficit	Equity
Balance at December 31, 2005	134,343	$134	$860,714	$-	$(2,563,753)	$3,424,601

Compensation expense from issuance of stock options	-	-	192,357	-	-	192,357

Change in fair value adjustment of warrants issued in connection with convertible debentures	-	-	23,908	-	-	23,908

Reclassification of Receivable from Shareholder in Equity	-	-	-	(224,919)	-	(224,919)

Net loss	-	-	-	-	(7,321,848)	(7,321,848)

Balance at December 31, 2006	134,343	$134	$1,076,979	$(224,919)	$(9,885,601)	$(9,033,407)

Net income (January 1, 2007 to December 13, 2007)					8,386,621	8,386,621

Cancellation of Predecessor stock and fresh-start reporting	(134,343)	(134)	(1,076,979)	(224,919)	1,498,980	(646,786)

Distribution of Successor stock	10,000,000	10,000	2,721,770	-	-	2,731,770

Sale of common stock	2,373,333	2,373	896,979	-	-	899,352

Capital contribution	-	-	33,598	-	-	33,598

Net loss	-	-	-	-	(65,920)	(65,920)

Balance at December 31, 2007	12,373,333	$12,373	$3,652,347	$-	$(65,920)	$3,598,800

The accompanying notes are an integral part of these financial statements.

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor (December 14, 2007 to December 31, 2007)	Predecessor (January 1, 2007 to December 13, 2007)	Predecessor (Year Ended December 31, 2006)
Cash Flows from Operating Activities
Net income (loss)	$(65,900)	$8,386,621		$(7,321,848)
Adjustments to reconcile net income (loss) to net cash
Provided (used) by operating activities:
Provision for bad debts	-	-		(43,778)

Depreciation and amortization	11,800	-		410,524
Net loss allocated to non-controlling interest	(20)	-		-
Income from unconsolidated subsidiary	-	-		(22,506)
Stock based compensation	-	-		192,357
Impairment of assets	-	-		3,433,527
Gain on settlement of obligations	-	(9,115,526)		-
Changes in operating assets and liabilities:	-	-		-
Accounts receivable	(13,390)	-		521,973
Accounts receivable, related parties	(14,910)	-		-
Inventories	(174,103)	-		3,191,925
Prepaid expenses and other	(81,188)	548,922		(70,555)
Accounts payable and accrued expenses	354,445	(37,209)		472,152
Accounts payable, related parties	75,294	-		-
Other accruals and deferred income	13,825	-		-
Net cash provided (used) by operating activities	$105,853	$(217,192)		$763,771

Cash Flows from Investing Activities
Increase in receivable from stockholder	-	-		(57,250)
Decrease in receivable from employees	-	-		22,057
Payment of direct costs of M & L acquisition	-	-		(10,751)
Capital expenditures	-	-		(28,882)
Decrease in deposits	-	-		35,637
Distributions from unconsolidated subsidiary	-	-		13,190
Acquisition of property and equipment	(538,060)	-		-
Property and equipment acquired through capital lease	248,011	-		-
Acquisition of goodwill	(419,681)	-		-
Net cash provided by investing activities	$(709,730)	$-		$(25,999)

Cash Flows from Financing Activities
Issuance of common stock	948,652	-		-
Proceeds from notes payable	470,936	-		-
Net proceeds from line of credit- affiliate	-	17,091		-
Capital contribution	-	75,000		-
Debt issuance costs	-	-		(204,636)
Net proceeds from notes payable - bank and warrants	-	-		1,500,474
Principal payments on notes payable	-	-		(1,956,014)
Net proceeds from loan payable - affiliated company	-	-		131
Proceeds from (principal payments on) long-term debt	-	-		1,457
Net cash (used) provided by financing activities	$1,419,588	$92,091		$(658,588)

Net increase (decrease) in cash and cash equivalents	815,711	(125,101)		79,184
Cash and cash equivalents, beginning of period	-	188,902		109,718

Cash and cash equivalents, end of period	$815,711	$63,801		$188,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest	$-	-	$	$ 649,203
Income taxes	$-	$-		$-

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES

Common stock issued for intangible assets	$1,319,668	$-		$-
Common stock issued for Van Nuys Store	$1,411,000	$-		$-

Retirement of loan payable-affiliated company through issuance of convertible debentures	$-	$-		$75,000

Change in fair value adjustment of warrants related to convertible debentures	$-	$-		$23,908

Furniture and fixtures acquired in connection with obligation under capital lease	$-	$-		$39,032

Transfer of accounts receivable and inventory in partial settlement of Laurus liabilities	$-	$-		$422,622

Recission of convertible debentures	$-	$-		$535,000

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

Reorganization items

Reorganization items were incurred by the Predecessor since the Petition Date as a direct result of the Debtors’ Chapter 11 filings, and were comprised of the following:

	January 1, 2007 to December 13, 2007	Year Ended December 31, 2006
Gain on settlement of obligations	$9,115,526	$-
Impairment of assets	-	(3,433,527)
Professional fees	(571,786)	-

Reorganization items, net gain (loss)	$8,543,740	$(3,433,527)

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

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

	Preconfirmation	Plan of Reorganization Adjustments	Fresh-start	Successor
Cash and cash equivalents	$63,801	$86,199	$5,775	$155,775
Prepaid expenses	30,000	(30,000)	-	-
Inventory	-	-	145,669	145,669
Deposits & other assets	-	-	49,000	49,000
Due from affiliated companies	-	-	14,910	14,910
Total current assets	$93,801	$56,199	$215,354	$365,354

Fixed assets	-	-	538,601	538,601
Intangible assets	-	-	1,319,668	1,319,668
Reorganization value in excess of amounts allocable identifiable assets	-	-	1,830,681	1,830,681

Total assets	$93,801	$56,199	$3,904,304	$4,054,304

Accounts payable	$-	$-	$385,227	$385,227
Accounts payable – affiliated companies	-	-	178,724	178,724
Loan payables	-	-	209,745	209,745
Loan payables – affiliated companies	-	150,000	399,886	549,886
Total liabilities not subject to compromise	$-	$150,000	$1,173,582	$1,323,582

Accounts payable	$3,990,037	$(3,990,037)	-	-
Notes payable	1,790,444	(1,790,444)	-	-
Loan payable – affiliated companies	2,477,013	(2,477,013)	-	-
Current portion of long-term debt	951,833	(951,833)	-	-
Total liabilities subject to compromise	$9,209,327	$(9,209,327)	$-	$-

Total liabilities	$9,209,327	$(9,059,327)	$1,173,582	$1,323,582

Common stock	134	(134)	10,000	10,000
Additional paid-in-capital	1,151,979	(1,151,979)	2,720,722	2,720,722
Receivable from stockholder	(224,919)	224,919	-	-
Accumulated deficit	(10,042,720)	10,042,720	-	-

Total shareholders’ (deficit) equity	(9,115,526)	9,115,526	2,730,772	2,730,722

Total liabilities and shareholders’ (deficit) equity	$93,801	$56,199	$3,904,304	$4,054,304

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Name and/or Identification of Exhibit

2	Plan of Purchase, Sale, Reorganization, arrangement, liquidation or succession

a.	Voluntary petition for bankruptcy (2)(4)

b.	Modified First Amended Combined Plan of Reorganization of Deja Foods, Inc. and M&L Wholesale Foods LLC (5)

3	Articles of Incorporation & By-Laws

a.	Articles of Incorporation , as amended (1)

b.	Bylaws (1)

c	Amended and Restated Articles of Incorporation of Buck-A-Roos Holding Corporation (5)

10.1	License agreements

10.2	Lease agreement

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

16	Letter on change in certifying accountant (3)

31*	Rule 13a-14(a)/15d-14(a) Certification

32*	Certification under Section 906 of the Sarbanes-Oxley Act (18 U S C Section 1350)

Notes:

1.	Incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC on April 11, 2005

2.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on August 21, 2006

3.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on September 28, 2007

4.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on October 9, 2007

5.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on December 7, 2007

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

Buck-A-Roo$ Holding Corporation

Signature	Title	Date

/s/ David Fox	Chief Executive Officer	April 3, 2008
David Fox

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Buck-A-Roo$ Holding Corporation

Signature	Title	Date

/s/ David Fox	Chief Executive Officer,	April 3, 2008
David Fox	President and Director

/s/ Barry S. Baer	Chief Financial Officer	April 3, 2008
Barry S. Baer	Principal Accounting Officer

/s/ Greg Agron	Director	April 3, 2008
Greg Agron

/s/ Greg Perlman	Director	April 3, 2008
Greg Perlman

/s/ Larry Kosmont	Director	April 3, 2008
Larry Kosmont