Form 10QSB
period 2008-03-31
Buck-A-Roo$ Holding CORP
filed 2008-05-15
CIK 1314642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2008: 12,325,778.

Transitional Small Business Disclosure (Check one): Yes ☐ No ☒

BUCK-A-ROO$ HOLDING CORPORATION

Form 10-QSB

PART I - FINANCIAL INFORMATION
Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on March 31, 2008, and subsequent amendment made thereto.

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)

Current Assets
Cash	$6,154	$815,711
Accounts receivable	13,600	13,390
Accounts receivable, related parties	226,572	14,910
Inventory	264,837	174,103
Deposits	50,000	49,000
Prepaid expenses	54,783	32,188
Other assets	12,704	-
Total Current Assets	628,650	1,099,302

Fixed assets, net of accumulated depreciation	510,275	532,645
Goodwill	1,830,681	1,830,681
Intangible assets, net of amortization	1,280,291	1,313,282
Total Assets	$4,249,897	$4,775,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Disbursements in transit	$70,503	$-
Accounts payable and accrued expenses	364,110	354,445
Accounts payable, related parties	28,991	75,294
Accrued payroll	21,728	11,254
Deferred rent	3,701	2,571
Obligations to be settled through issuance of common stock	23,495	-
Capital lease and note obligations, current	187,153	213,247
Total Current Liabilities	699,681	656,811

Capital lease and note obligations, net of current portion	517,464	505,700

Non-controlling interest	14,599	14,599

Stockholders' Equity
Common stock: $.001 par value, 25,000,000 shares authorized, 12,325,778 and 12,373,333 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	12,326	12,373
Additional paid in capital	3,799,880	3,748,747
Stock subscriptions receivable	-	(96,400)
Accumulated deficit	(794,053)	(65,920)
Total Stockholders' Equity	3,018,153	3,598,800

Total Liabilities and Stockholders' Equity	$4,249,897	$4,775,910

The accompanying notes are an integral part of these financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Sales	$468,115	$-
Sales - related party	264,381	-
License fee	31,821	-
Total revenue	764,317	-

Cost of sales	406,340	-
Cost of sales - related party	237,990	-
Total cost of sales	644,330	-

Gross Profit	119,987	-

Operating Expenses
Depreciation and amortization	61,501	-
Selling, general and administrative expenses	760,426	40,000

Total Operating Expenses	821,927	40,000

Loss From Operations	(701,940)	(40,000)

Other Expense
Interest expense	26,238	-

Loss Before Non-controlling Interest	(728,178)	(40,000)

Non-controlling interest	-	-

Net Loss	$(728,178)	$(40,000)

Net Loss Per Basic and Diluted Share of Common Stock	$(0.06)	$(0.30)

Weighted Average Number of Common Shares Outstanding	12,369,675	134,343

The accompanying notes are an integral part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Successor	Predecessor
	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(728,178)	$(40,000)
Adjustments to reconcile net loss to net cash
used by operating activities: Depreciation and amortization	61,501	-
Share-based compensation	69,508	-
Changes in operating assets and liabilities:		-
Accounts receivable	(211,872)
Inventories	(90,734)	-
Prepaid expenses and other	(36,299)	-
Disbursements in transit	70,503	-
Accounts payable and accrued expenses	(20,915)	40,000
Deferred rent	1,000	-

Net cash used by operating activities	(885,486)	-

Cash Flows from Investing Activities
Capital expenditures	(6,140)	-

Net cash used by investing activities	(6,140)	-

Cash Flows from Financing Activities
Stock subscription cash receipts	96,400	-
Principal payments on notes payable	(14,331)	-

Net cash provided by financing activities	82,069	-

Net Decrease in Cash and Cash Equivalents	(809,557)	-

Cash and Cash Equivalents, Beginning of period	815,711	188,902

Cash and Cash Equivalents, End of period	$6,154	$188,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:

Interest	$6,928	$-
Income taxes	-	-
The accompanying notes are an integral part of these consolidated financial statements

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1: Organization of the Company and basis of presentation

Organization

Deja Foods, Inc (“Predecessor”) was incorporated in Nevada on August 7, 2003. On December 14, 2007, Deja Foods changed its name to Buck-A-Roo$ Holding Corporation (the “Company”, “BRHC” or Successor”). BRHC is an extreme value retailer of food and general merchandise with an emphasis on highly consumable products that trigger repeat ordering and frequent customer visits. BRHC owns and operates its flagship Buck-A-Roo$ store in Van Nuys, California.

Basis of Presentation

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation

The consolidated financial statements include the accounts of Buck-A-Roo$ Holding Corporation (formerly Deja Foods, Inc.), and its 90% owned subsidiary Deja Foods Governmental Services, Inc. (formerly M & L Wholesale Foods, LLC). All inter-company transactions and balances have been eliminated in consolidation.

Share-based compensation

The Company accounts for share based compensation under SFAS No. 123 (R). Under SFAS No. 123(R), the Company is required to measure compensation cost for all equity awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest.

The Company granted 476,850 stock options to its employees and directors during the quarter ended March 31, 2008. The Company also issued 20,000 stock options to third party consultants for services rendered during the quarter ended March 31, 2008. Compensation expense of $45,107 was recognized during the quarter ended March 31, 2008 for stock options granted to the Company’s employees and directors. Consulting expense of $6,026 was recognized during the quarter ended March 31, 2008 for services rendered by third party consultants. There was no share based compensation during the quarter ended March 31, 2007.

In March 2008, the Company adopted a stock option plan (the "Buck-A-Roo$ Stock Option Plan” or the “Plan”), which provides for the grant of both incentive stock options and non-statutory options. A total of 1,250,000 shares were reserved for issuance under the Plan.

 BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Options under the Plan are issuable only to eligible officers, directors, key employees and consultants of the Company.

A total of 496,850 options were granted during the quarter ended March 31, 2008. All options granted were outstanding at March 31, 2008.

Quarter Ended March 31, 2008

Risk-free interest rate	2.96
Expected term	7 years
Expected volatility	75%
Expected dividend yield	0%

The Company awarded 175,000 common shares to its directors and members of management for compensation of services for the year 2008. The fair value of these awards totaled $73,500 and is being recognized on a straight-line basis during 2008 as services are rendered. The common shares were valued at $0.42 per share which was the market price of common stock at the date of award. Compensation expense of $17,955 was recognized during the quarter ended March 31, 2008. The common shares were not issued as of March 31, 2008; a liability to be settled through issuance of common stock of $17,955 has been recorded at March 31, 2008.

The Company awarded 1,000 common shares to a third party for compensation of services rendered during the quarter ended March 31, 2008. The common shares were valued at $0.42 per share which was the market price of common stock at the date of award. Compensation expense of $420 was recognized during the quarter ended March 31, 2008. The common shares were not issued as of March 31, 2008; a liability to be settled through issuance of common stock of $420 has been recorded at March 31, 2008.

The Company entered an agreement to settle $5,120 compensation liability owed to its former chief financial officer through issuance of common stock valued at $0.42 per common share during the quarter ended March 31, 2008. The common shares were not issued as of March 31, 2008; a liability to be settled through issuance of common stock of $5,120 has been recorded at March 31, 2008.

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the quarter ended March 31, 2008:

 The Company began trading its common stock during April 2008 and therefore does not have a history of trading activity. Expected volatility was estimated using judgment and comparisons with peer companies. The expected term of options is based on several criteria, including the vesting period of the grant and the expected trading prices of common stock.

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

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Going Concern

The Company recently established its operations upon emergence from bankruptcy on December 14, 2007 and does not have a history of operating results; as a result there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and become profitable. The Company's continued existence is dependent upon its ability to achieve its operating plan. Management believes that the Company’s existing capital resources and operating cash flows will be sufficient to sustain the Company’s current operations over the next 12 months. Management has a plan of operations to mitigate the substantial doubt raised about the Company’s ability to continue as a going concern. This plan focuses on improving operating results by improving inventory turnover, achieving operating and distribution system efficiencies and focusing on controlling expenses and collecting accounts receivable. Management also plans to improve sales volume through advertising campaigns that specifically target new customers and increase brand awareness.

Note 2: Related-Party Transactions

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

The Company had sales of $264,381 to GLA during the quarter ended March 31, 2008. The Company had receivables due from GLA of $222,096 at March 31, 2008. The Company purchased inventories from GLA at a mark up of 16%. GLA also provides transportation services to the Company at a rate of $25 per pallet and storage services at a rate of $12 per pallet. The Company had a payable of $3,341 and $15,000 due to GLA at March 31, 2008 and December 31, 2007, respectively, for inventory purchases and storage charges.

GLA assists BRHC in balancing out its non-food inventories by arranging sales as requested. When GLA arranges a sale for merchandise owned by BRHC, it first purchases the products being sold and then bills the customer and remits 94 % of the collected funds received to BRHC retaining 6 % as a sales commission. There were no such transactions during the quarter ended March 31, 2008.

The Company borrowed $125,000 from GLA during 2007 to fund reorganization expenses. A principal balance of $124,574 remained outstanding at March 31, 2008 and December 31, 2007. Interest on this promissory note accrues at 14% per annum. Interest expense of $4,360 was recognized during the quarter ended March 31, 2008. Unpaid interest of $4,857 and $500 is accrued at March 31, 2008 and December 31, 2007, respectively. The maturity date of this note which was originally March 31, 2008 was extended to July 31, 2008.

The Company borrowed approximately $275,000 from BAR Vanowen, LLC to build its flagship store. A principal balance of $241,714 remained outstanding at March 31, 2008 and December 31, 2007. This promissory note was assumed by the Company when it acquired the flagship store. Interest on this note accrues at 7.5% per annum. Interest expense of $9,636 was recognized during the quarter ended March 31, 2008. Unpaid interest of $10,635 and $500 is accrued at March 31, 2008 and December 31, 2007, respectively. This note matures on December 14, 2009.

BUCK-A-ROO$ HOLDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The Company borrowed $150,000 from GLA to fund part of its Bankruptcy cash requirements. The entire principal balance of $150,000 remained outstanding at March 31, 2008 and December 31, 2007. Interest on this note accrues at the prime rate per annum. Interest expense of $5,250 was recognized during the quarter ended March 31, 2008. Unpaid interest of $5,776 and $500 is accrued at March 31, 2008 and December 31, 2007, respectively. This note matures on November 14, 2009.

At March 31, 2008 and December 31, 2007, the Company had receivables of approximately $4,475 and $38,000, respectively, due from B.A.R. Vanowen, LLC, (“BARVO”).

Note 3: Common Stock

Stock subscription receivables of $96,400 relating to sales of 2,373,333 common shares on December 14, 2007 were received in January 2008.

The Company rescinded 47,555 of its outstanding shares of common stock in January 2008 for stock that was returned to the Company by one of its shareholders.

Note 4: Capital Lease Obligations

The Company leases certain equipment under a capital lease agreement which terminates on November 10, 2010. Monthly payments under the capital lease approximate $7,100. At March 31, 2008 and December 31, 2007 the debt balance approximated $188,000 and $202,000, respectively. Interest accrues at 14% per annum and all interest was paid through March 31, 2008.

Item 2: Management's Discussion and Analysis or Plan of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our products, our ability to expand our customer base,  our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that we may be unable to predict.  When used in this Quarterly Report, words such as,   "believes,"   "expects," "intends,"   "plans,"   "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Emergence from Bankruptcy

On December 14, 2007, we emerged from bankruptcy protection. Upon the effective date of the Reorganization Plan (December 14, 2007), we acquired valuable intellectual property (related to Buck-A-Roo$ Stores and exclusive rights to develop, license and/or franchise additional Buck-A-Roo$ Stores), operating capital (royalty fees on original Buck-A-Roo$ Stores,) and an operating business (100% interest in a fully stocked operating flagship store).  The reorganized M&L Wholesale Foods received a $150,000 cash infusion from us to resume its institutional business.

Overview of the Business

We are an extreme value retailer of food and general merchandise with an emphasis on highly consumable products that trigger repeat ordering and frequent customer visits. We own and operate our flagship Buck-A-Roo$ store in Van Nuys, California. We intend to grow our Buck-A-Roo$ store brand concept by acquiring additional stores.

We have a license agreement with GLA whereby we receive royalty income of 5% of gross sales from the operations of two other Buck-A-Roo$ stores in southern California that are not owned by us.

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

Long-lived assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such events occur, we compare the carrying amount of the asset to our best estimate of the net undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this comparison indicates that there is impairment, we record an impairment loss for the excess of net book value over the fair value of the impaired asset. We estimate the fair value based on the best information available, including prices for similar assets and the results of other valuation techniques.

Intangible Assets

We report intangible assets in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, which requires that an intangible asset with indefinite useful economic life not be amortized, but instead be separately tested for impairment using a fair-value approach. The evaluation of possible impairment of intangible assets is affected by factors such as changes in economic conditions and changes in operating performance. These factors could cause us to recognize a material impairment charge as we assess the ongoing expected cash flows and carrying amounts of intangible assets.

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

Share-based compensation

The Company accounts for share based compensation in accordance with SFAS No. 123(R), Share-Based Payment. This pronouncement amended SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), the Company is required to measure compensation cost for all equity awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. The Company has adopted the fair value method of accounting pursuant to SFAS No. 123(R).

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008. The adoption of this Statement had no impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106, and requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the Company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. SFAS 158 had no effect on the Company’s financial condition or results of operations for the period ended March 31, 2008.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements. This Statement is effective for the Company on January 1, 2008. The adoption of this Statement had no impact on our financial statements for the period ended March 31, 2008.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests In Consolidated Financial Statements. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way--as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The two statements are effective for fiscal years beginning after December 15, 2008 and management is currently evaluating the impact that the adoption of these statements may have on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows and (d) encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

Results of Operations

Results of Operations for the Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007

We emerged from bankruptcy and began our operations on December 14, 2007. Therefore, it is difficult to draw a meaningful comparison for the Quarter Ended March 31, 2008 when compared to the Quarter Ended March 31, 2007. The results of operations for the Quarter Ended March 31, 2007 are for our predecessor, Deja Foods, Inc.

Revenue

We had retail sales of $429,000 for the quarter ended March 31, 2008. Cost of sales approximated $371,000 and the gross margin was 14%. Inventory write-offs of approximately $14,000 resulting from our physical inventory in February 2008 affected our gross margin by 3% during the quarter ended March 31, 2008. This gross margin was lower than anticpated due to higher inventory purchase costs including transportation and warehouse costs. We have taken internal measures to reduce our cost of goods including increasing distribution efficiencies.

Revenue from our wholesale operations approximated $304,000 for the quarter ended March 31, 2008. Cost of sales for wholesales approximated $273,000 and the gross margin was 10%. Approximately $264,000 of our wholesales during the quarter ended March 31, 2008 was to Grocery Liquidators of America, a related party (“GLA”). Sales to GLA involve brokered transactions.

We earned license fee income totaling $32,000 from our license agreement with the two Buck-A-Roo$ stores not owned by us during the quarter ended March 31, 2008.

We had no revenue for the quarter ended March 31, 2007 because our Predecessor was undergoing bankruptcy proceedings.

Selling, General and Administrative Expenses

We incurred selling, general and administrative expenses of approximately $814,000 during the quarter ended March 31, 2008. These expenses were primarily attributed to legal ($71,000), professional ($195,000), payroll ($186,000), stockbased compensation ($64,000), rent ($70,000), amoritization and depreciation ($62,000), and advertising expenses ($64,000). A significant portion of the legal and professional fees is attributed to the cost of becoming current with our SEC filings and being accepted for trading on the Electronic Bulletin Board (“Bulletin Board”) which we achieved in March 2008. Advertising expenses included use of radio, print media and the internet.

During the quarter ended March 31, 2007, our Predecessor incurred $40,000 in professional service fees consisting primarily of legal and accounting services.

Interest expense

We incurred interest expense of $19,000 and $7,000 in connection with debt owed to GLA under promissory notes and capital lease obligations, respectively.

Liquidity and Capital Resources

Operations and liquidity needs are funded through cash flows from operations, debt and equity offerings. Upon emerging from bankruptcy on December 14, 2007, we raised gross proceeds of $997,000 from the sale of our common stock and proceeds of $471,000 from borrowings. Cash flows used by operating activities approximated $878,000 during the quarter ended March 31, 2008. Cash flows used by operations primarily related to payroll, professional services, legal services and rent. Cash flows used by investing activities approximated $6,000 relating to equipment purchases for the quarter ended March 31, 2008. Cash flows provided by financing activities approximated $82,000 during the quarter ended March 31, 2008; cash flows provided by financing activities resulted from receipt of outstanding stock subscriptions of approximately $96,000 offset by $14,000 in debt repayment. Regarding liquidity and use of capital resources, the above amounts reflect the quarter ended March 31, 2008 being a transition period of full scale operation by our retail outlet as well as our licensed outlets in terms of the proper mix of goods being carried, maintaining the proper staffing of the stores and efficient operation of our supporting warehouse.

We recently established our operations upon emergence from bankruptcy on December 14, 2007 and completed our first full quarter of operations during the quarter ended March 31, 2008. Since we do not have a history of operating results, we are unable to estimate accurately future revenue and we are uncertain about our ability to sustain profitability. As a result there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, and our ability to obtain additional financing and become profitable. Our continued existence is dependent upon our ability to achieve our operating plan. We believe that our existing capital resources through the disciplined management of our accounts receivable and inventory turnover and operating cash flows will be sufficient to sustain our current operations over the next 12 months. Management is also working to increase sales volume and improve operating results through advertising campaigns that specifically target new customers and increase brand awareness. In addition, we are continuing to take steps to increase our operating efficiencies in our distribution system and retail store operations. However, future growth through additional Buck-A-Roo$ retail outlets is dependent upon obtaining capital from external sources. We have been working to obtain additional capital, however we do not have any material commitments for capital resources.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3: Controls and Procedures

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We believe our disclosure controls and internal controls are effective for the three months ended March 31, 2008.

We do not expect that our disclosure of controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in control during the three month period ended March 31, 2008.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

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

Item 2: Unregistered Sales of Equity Securities

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

On December 14, 2007, we issued 500,000 new shares to Laurus Master Fund in exchange for its claim in the bankruptcy of Deja Foods, Inc. and M&L. We issued 500,000 new shares to approximately 340 companies or individuals in exchange for their claims in the bankruptcies of Deja Foods, Inc. and M&L. We issued 4,276,900 new shares to Grocery Liquidators of America LLC ("GLA") for GLA's contribution to us of certain intellectual property rights related to the ownership, development and management of Buck-A-Roo$ branded stores. We relied upon the exemption from registration provided by Section 4(2) of the 1933 in connection with the issuance. We issued 4,696,058 new shares to B.A.R. Vanowen, LLC ("BARVO") in exchange for BARVO's contributing to us all of its right to operate a Buck-A-Roo$ branded store in Van Nuys, CA, including the assignment of all related assets and leasehold interests. We relied upon the exemption from registration provided by Section 4(2) of the 1933 Act in connection with the issuance.

On December 14, 2007, we accepted subscriptions and commitments to purchase an aggregate of 1,965,714 shares of common stock for $825,600 in cash and received additional commitments for the purchase of an additional 415,238 shares for approximately $174,400 from 31 different investors who were friends and known business associates. We relied upon the exemption from registration provided by Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated hereunder in connection with the issuances. The Company rescinded 47,555 of its outstanding shares of common stock in January 2008.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits

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

10.1	License agreements (7)

10.2	Lease agreement (7)

16	Letter on change in certifying accountant (3)

31*	Rule 13a-14(a)/15d-14(a) Certification

32*	Certification under Section 906 of the Sarbanes-Oxley Act (18 U S C Section 1350)

Notes:

1.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on August 21, 2006

2.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on September 28, 2007

3.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on October 9, 2007

4.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on December 7, 2007

5.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on January 23, 2008

6.	Incorporated by reference herein to the Form 8-K previously filed with the SEC on March 21, 2008.

7	Incorporated by reference herein to the Form 10KSB previously filed with the SEC on March 31, 2008, and subsequent amendments made thereto.

SIGNATURES

 In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Buck-A-Roo$ Holding Corporation

Signature	Title	Date

/s/ David Fox	Chief Executive Officer	May 15, 2008
David Fox